Form 10-Q
period 1995-01-31
ENGINEERED SUPPORT SYSTEMS INC
filed 1995-03-16
CIK 772891

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d)

                    of the Securities Exchange Act of 1934

For the quarter ended January 31, 1995       Commission file number 0-13880

                       ENGINEERED SUPPORT SYSTEMS, INC.
            (Exact name of Registrant as specified in its charter)

   Missouri                                        43-1313242
(State of Incorporation)              (IRS Employer Identification Number)

1270 North Price Road, St. Louis, Missouri                  63132
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number including area code: (314) 993-5880

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

The number of shares of the Registrant's common stock, $.01 par value, outstanding at February 28, 1995 was 3,167,304.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                                    INDEX

                                                                       Page
                                                                       ----
Part I - Financial Information

 Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets as of January 31, 1995
  and October 31, 1994                                                    3

  Condensed Consolidated Statements of Income for the three
  months ended January 31, 1995 and 1994                                  4

  Condensed Consolidated Statements of Cash Flows for the
  three months ended January 31, 1995 and 1994                            5

  Notes to Condensed Consolidated Financial Statements                    6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8

Part II - Other Information

 Items 1-6                                                                9

Signatures                                                               10

Exhibits                                                                 11

                       ENGINEERED SUPPORT SYSTEMS, INC.
                    Condensed Consolidated Balance Sheets

                                                January 31     October 31
                                                   1995           1994
                                               ------------   ------------
                                               (Unaudited)
                  ASSETS
Current Assets
 Cash                                          $     26,911   $    417,748
 Accounts receivable                              3,508,846      5,614,224
 Contracts in process and inventories             9,709,828      9,544,444
 Other current assets                               689,106        612,666
                                               ------------   ------------
   Total Current Assets                          13,934,691     16,189,082

Property, plant and equipment, less accumulated
 depreciation of $10,500,227 and $10,127,359     14,986,497     15,289,970
Intangible assets                                 1,622,449      1,693,163
Other assets                                      1,240,865      1,213,544
                                               ------------   ------------
   Total assets                                $ 31,784,502   $ 34,385,759
                                               ============   ============

  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Notes payable                                 $  3,451,368   $  5,042,399
 Current maturities of long-term debt               832,373        855,897
 Accounts payable                                 4,395,835      4,705,367
 Other current liabilities                        1,687,995      2,464,999
                                               ------------   ------------
   Total Current Liabilities                     10,367,571     13,068,662

Long-term debt                                    3,618,640      3,848,419
Deferred income taxes                             2,834,818      2,834,818
ESOP guaranteed bank loan                         1,266,900      1,303,800

Shareholders' Equity
 Common stock, par value $.01 per share;
  10,000,000 shares authorized; 3,391,898
  shares issued                                      33,919         33,919
 Additional paid-in capital                       7,670,152      7,670,152
 Retained earnings                                8,102,978      7,773,365
                                               ------------   ------------
                                                 15,807,049     15,477,436

 Less ESOP guaranteed bank loan                   1,266,900      1,303,800
 Less treasury stock at cost, 224,594 shares        843,576        843,576
                                               ------------   ------------
                                                 13,696,573     13,330,060
                                               ------------   ------------
   Total Liabilities and Shareholders' Equity  $ 31,784,502   $ 34,385,759
                                               ============   ============

See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                 Condensed Consolidated Statements of Income

                                 (Unaudited)

                                              Three Months Ended
                                                   January 31
                                      -----------------------------------
                                          1995                    1994
                                      ------------           ------------
Net revenues                          $ 15,343,691           $ 11,433,038

Cost of revenues                        13,139,770              9,694,668
                                      ------------           ------------
Gross profit                             2,203,921              1,738,370

Selling, general and
 administrative expense                  1,450,023              1,536,189
                                      ------------           ------------
Income from operations                     753,898                202,181

Interest expense                           204,285                153,286
                                      ------------           ------------
Income before income taxes                 549,613                 48,895

Income tax provision                       220,000                 20,000
                                      ------------           ------------
Net income                            $    329,613           $     28,895
                                      ============           ============
Net income per share                         $ .10                  $ .01
                                             =====                  =====

See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                Condensed Consolidated Statements of Cash Flow

                                 (Unaudited)

                                                  Three Months Ended
                                                       January 31
                                             ----------------------------
                                                 1995             1994
                                            -------------    -------------
From operating activities:
 Net income                                 $     329,613   $       28,895
 Depreciation and amortization                    472,677          501,571
                                            -------------   --------------
  Cash provided (used) before changes in
   operating assets and liabilities               802,290          530,466
 Net (increase) decrease in non-cash
  current assets                                1,863,554         (102,601)
 Net increase (decrease) in non-cash current
  liabilities                                  (1,086,536)      (1,047,153)
 (Increase) decrease in other assets              (53,871)        (264,592)
                                            -------------   --------------
  Net cash provided by (used in) operating
   activities                                   1,525,437         (883,880)
                                            -------------   --------------
From investing activities:
 Additions to property, plant and equipment      (140,790)        (525,472)
 Disposal of property, plant and equipment         68,850
                                            -------------   --------------
  Net cash provided by (used in) investing
   activities                                     (71,940)        (525,472)
                                            -------------   --------------
From financing activities:
 Net borrowing (payments) under
  line-of-credit agreements                    (1,591,031)       1,460,872
 Proceeds of long-term debt                                      1,500,000
 Payments of long-term debt                      (253,303)      (1,723,072)
 Exercise of stock options                                          53,262
                                            -------------   --------------
  Net cash provided by (used in) financing
   activities                                  (1,844,334)       1,291,062
                                            -------------   --------------
Net increase (decrease) in cash                  (390,837)        (118,290)

Cash at beginning of period                       417,748          265,015
                                            -------------   --------------
Cash at end of period                        $     26,911   $      146,725
                                           ==============   ==============

See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                       Notes to Condensed Consolidated
                       Financial Statements (Unaudited)
                               January 31, 1995

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended October 31, 1994.

Note B - Net Income per Share

Net income per share for the three months ended January 31, 1995 and 1994 is based on the weighted average number of common and common equivalent shares outstanding of 3,370,632 and 3,567,999, respectively. Common equivalent shares represent common stock options as computed based on the treasury stock method. Primary and fully diluted earnings per share are substantially the same for each of the periods presented.

Note C - Long-Term Debt

In December 1994, the Company retired the outstanding balance of the Industrial Development Refunding Revenue Bonds with proceeds generated upon restructuring its existing bank term loan. As a result, the balance of the term loan increased from $865,091 at October 31, 1994 to $2,768,088. The restructured term loan bears interest at 1.75% above the bank's prime rate and is payable in 45 monthly installments of $60,402 plus interest commencing January 1, 1995.

Note D - Contracts in Process and Inventories

Contracts in process and inventories are comprised of the following:

                                       January 31, 1995    October 31, 1994
                                       ----------------    ----------------
Raw materials                             $1,856,290          $1,790,459
Work-in-process                               65,848              91,945
Finished goods                               335,733             241,730
Inventories substantially applicable to
government contracts in process, less
progress payments of $13,200,979 and
$11,682,475                                7,451,957           7,420,310
                                          ----------           ---------
                                          $9,709,828          $9,544,444
                                          ==========          ==========

The contracts in process and inventories of EASI represent accumulated contract costs, estimated earnings thereon based upon the percentage of completion method and contract inventories reduced by the contract value of delivered items. ESP inventories are valued at the lower of cost or market using the first-in, first-out method.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Results of Operations

Revenues increased 34% in the first quarter of 1995 to $15.3 million from $11.4 million in the first quarter of 1994. The increase in revenues was generated primarily by the Company's defense subsidiary, Engineered Air Systems, Inc. (EASI). After several years of significant first article testing and development, EASI is now in full production on several major contracts, primarily its MA-3D and C-5 flight line air conditioners.

Gross profit for the first quarter of 1995 increased $0.5 million, or 27%, over the amount for the comparable 1994 period primarily reflecting an increase in production volume at EASI. The gross margin for the first quarter of 1995 was 14.4% as compared to 15.2% for the first quarter of 1994.

Selling, general and administrative expense was $1.45 million and $1.54 million in the first quarter of 1995 and 1994, respectively. The 5% decrease in 1995 is due to expense reductions at ESP.

Net interest expense increased $51,000, or 33%, in the first quarter of 1995 as compared with the first quarter of 1994. This was primarily the result of increased borrowing levels due to significant capital expenditures by ESP in 1994.

Liquidity and Capital Resources

At January 31, 1995, the Company's working capital and ratio of current assets to current liabilities were $3.6 million and 1.34 to 1 as compared to $3.1 million and 1.24 to 1 at October 31, 1994. This improvement is primarily a result of the impact of quarterly earnings. As of January 31, 1995, the Company had $2.3 million of unused credit related to its loan agreement.

Business and Market Considerations

As of January 31, 1995, EASI's funded backlog of defense orders was $92 million compared to $59 million a year ago. Options to existing contracts total approximately $130 million as of the end of the first quarter.

Historically, the Company has been heavily dependent on the U.S. Government for business. However, because of declining defense budgets and increased competition within the current defense market, the Company began a plan of diversification in 1993 with the acquisition of ESP. This acquisition provided expansion into the commercial marketplace. Management intends to continue to pursue new acquisitions and business opportunities to complement existing product lines and provide strategic diversification.

                                   PART II
                              Other Information

Item 1-5 Not applicable

Item 6 (a) Exhibits

4. (i) Indenture of Trust dated as of April 1, 1990 by and between the Industrial Development Authority of St. Louis County, Missouri (the Issuer) and Mark Twain Bank, and Loan Agreement dated April 1, 1990 by and between the Issuer and Engineered Air Systems, Inc. evidencing long-term debt of the Company is incorporated herein by reference from Form 10-K Annual Report filed January 29, 1991.

  (ii) Registration Statement Number 33-14504 on Form S-8 dated May 22, 1987 for the registration of 340,000 shares of Engineered Support Systems, Inc. common stock, $.01 par value, pursuant to the Amended and Restated Engineered Air Systems, Inc. Employee Equity Plan, is incorporated herein by reference.

 (iii) Registration Statement Number 33-36818 on Form S-8 dated October 3, 1990, for the registration of 150,000 shares of Engineered Support Systems, Inc. common stock, $.01 par value, pursuant to the Engineered Air Systems, Inc. 1990 Stock Equity Plan, is incorporated herein by reference.

  (iv) Registration Statement Number 33-77340 on Form S-8 dated March 25, 1994 for the registration of 150,000 shares of Engineered Support Systems, Inc. common stock, $.01 par value, pursuant to the Engineered Air Systems, Inc. 1991 Stock Equity Plan, is incorporated herein by reference.

   (v) Registration Statement Number 33-77342 on Form S-8 dated March 25, 1994 for the registration of 30,000 shares of Engineered Support Systems, Inc. common stock, $.01 par value, pursuant to the Engineered Support Systems, Inc. 1992 Stock Option Plan for Non-employee Directors, is incorporated herein by reference.

  (vi) Registration Statement Number 33-77338 on Form S-8 dated March 25, 1994 for the registration of 150,000 shares of Engineered Support Systems, Inc. common stock, $.01 par value, pursuant to the Engineered Support Systems, Inc. 1993 Stock Option Plan, is incorporated herein by reference.

11. Statement Re: Computation of Net Income Per Share.

(b) No reports on Form 8-K were filed during the quarter ended January 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ENGINEERED SUPPORT SYSTEMS, INC.

Date: March 15, 1995             By:     /s/ MICHAEL F. SHANAHAN SR.
      --------------                --------------------------------------
                                              MICHAEL F. SHANAHAN SR.
                                        Chairman of the Board, President
                                          and Chief Executive Officer



Date: March 15, 1995             By:        /s/ GARY C. GERHARDT
      --------------                --------------------------------------
                                                GARY C. GERHARDT
                                          Executive Vice President and
                                             Chief Financial Officer

                                                                 Exhibit 11
               ENGINEERED SUPPORT SYSTEMS, INC.
      Statement Re:  Computation of Net Income Per Share

                                                  Three Months Ended
                                                       January 31
                                            ----------------------------
                                                1995            1994
                                           --------------  -------------
NET INCOME                                 $     329,613   $      28,895
                                           =============    ============
NET INCOME PER SHARE

 Average shares outstanding                    3,167,304       3,358,947
                                           =============    ============
 Net income                                        $ .10           $ .01
                                           =============    ============

PRIMARY EARNINGS PER SHARE

 Average shares outstanding                    3,167,304       3,358,947
 Net effect of dilutive
  stock options (1)                              203,328         208,925
                                           -------------    ------------
                                               3,370,632       3,567,872
                                           =============    ============
Net income                                         $ .10           $ .01
                                           =============    ============

FULLY DILUTED EARNING PER SHARE

 Average shares outstanding                    3,167,304       3,358,947
 Net effect of dilutive stock
  options (1)                                    203,328         209,052
                                           -------------    ------------
                                               3,370,632       3,567,999
                                           =============    ============
Net income                                         $ .10           $ .01
                                           =============    ============

(1) Based on the treasury stock method