Form 10-Q
period 1995-04-30
ENGINEERED SUPPORT SYSTEMS INC
filed 1995-06-12
CIK 772891

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d)

                    of the Securities Exchange Act of 1934

For the six months ended April 30, 1995      Commission file number 0-13880

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

The number of shares of the Registrant's common stock, $.01 par value, outstanding at May 31, 1995 was 2,920,582.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                                    INDEX

                                                                       Page
                                                                       ----
Part I - Financial Information

 Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets as of April 30, 1995
  and October 31, 1994                                                    3

  Condensed Consolidated Statements of Income for the three
  months and six months ended April 30, 1995 and 1994                     4

  Condensed Consolidated Statements of Cash Flows for the
  three months and six months ended April 30, 1995 and 1994               5

  Notes to Condensed Consolidated Financial Statements                    6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8

Part II - Other Information

 Items 1-6                                                                9

Signatures                                                               10

Exhibits                                                                 11

                       ENGINEERED SUPPORT SYSTEMS, INC.
                    Condensed Consolidated Balance Sheets

                                                 April 30     October 31
                                                   1995           1994
                                               ------------   ------------
                                               (Unaudited)
                  ASSETS
Current Assets
 Cash                                          $    114,037   $    417,748
 Accounts receivable                              3,687,935      5,614,224
 Contracts in process and inventories            10,887,639      9,544,444
 Other current assets                               730,345        612,666
                                               ------------   ------------
   Total Current Assets                          15,419,956     16,189,082

Property, plant and equipment, less accumulated
 depreciation of $10,890,231 and $10,127,359     14,924,701     15,289,970
Intangible assets                                 1,552,076      1,693,163
Other assets                                        975,030      1,213,544
                                               ------------   ------------
   Total assets                                $ 32,871,763   $ 34,385,759
                                               ============   ============
  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Notes payable                                 $  4,084,676   $  5,042,399
 Current maturities of long-term debt               827,371        855,897
 Accounts payable                                 5,244,914      4,705,367
 Other current liabilities                        2,051,849      2,464,999
                                               ------------   ------------
   Total Current Liabilities                     12,208,810     13,068,662

Long-term debt                                    3,143,582      3,848,419
Deferred income taxes                             2,834,818      2,834,818
ESOP guaranteed bank loan                         1,242,300      1,303,800

Shareholders' Equity
 Common stock, par value $.01 per share;
  10,000,000 shares authorized; 3,392,898
  and 3,391,898 shares issued                        33,929         33,919
 Additional paid-in capital                       7,675,243      7,670,152
 Retained earnings                                8,778,208      7,773,365
                                               ------------   ------------
                                                 16,487,380     15,477,436

 Less ESOP guaranteed bank loan                   1,242,300      1,303,800
 Less treasury stock at cost, 480,754
  and 224,594 shares                              1,802,827        843,576
                                               ------------   ------------
                                                 13,442,253     13,330,060
                                               ------------   ------------
   Total Liabilities and Shareholders' Equity  $ 32,871,763   $ 34,385,759
                                               ============   ============

See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                 Condensed Consolidated Statements of Income

                                 (Unaudited)

                               Three Months Ended        Six Months Ended
                                    April 30                 April 30
                           ----------------------     ---------------------
                             1995         1994        1995         1994
                          ---------    ----------   ---------   ----------
Net revenues            $ 17,654,978 $ 11,230,402 $ 32,998,669 $ 22,663,440

Cost of revenues          14,795,359    9,443,262   27,935,129   19,137,930
                        ------------ ------------ ------------ ------------
Gross profit               2,859,619    1,787,140    5,063,540    3,525,510

Selling, general and
 administrative expense    1,490,492    1,384,273    2,940,515    2,920,464
                        ------------ ------------ ------------ ------------
Income from operations     1,369,127      402,867    2,123,025      605,046

Interest expense             242,897      204,767      447,182      358,054
                        ------------ ------------ ------------ ------------
Income before income
 taxes                     1,126,230      198,100    1,675,843      246,992

Income tax provision         451,000       80,000      671,000      100,000
                        ------------ ------------ ------------ ------------
Net income              $    675,230 $    118,100 $  1,004,843 $    146,992
                        ============ ============ ============ ============
Net income per share           $ .20        $ .03        $ .30        $ .04
                        ============ ============ ============ ============


See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC.

               Condensed Consolidated Statements of Cash Flows

                                 (Unaudited)

                                                  Six Months Ended
                                                      April 30
                                             ----------------------------
                                                 1995             1994
                                            -------------    -------------
From operating activities:
 Net income                                 $   1,004,843   $      146,992
 Depreciation and amortization                    957,059          949,515
                                            -------------   --------------
  Cash provided (used) before changes in
   operating assets and liabilities             1,961,902        1,096,507
 Net (increase) decrease in non-cash
  current assets                                  465,415       (1,606,784)
 Net increase (decrease) in non-cash current
  liabilities                                     126,397         (776,515)
 (Increase) decrease in other assets              185,414         (381,788)
                                            -------------   --------------
  Net cash provided by (used in) operating
   activities                                   2,739,128       (1,668,580)
                                            -------------   --------------
From investing activities:
 Additions to property, plant and equipment      (470,703)      (1,520,444)
 Disposals of property, plant and equipment        73,100
                                            -------------   --------------
  Net cash provided by (used in) investing
   activities                                    (397,603)      (1,520,444)
                                            -------------   --------------
From financing activities:
 Net borrowings (payments) under
  line-of-credit agreements                      (957,723)       3,475,392
 Proceeds of long-term debt                                      1,500,000
 Payments of long-term debt                      (733,363)      (2,064,465)
 Purchase of treasury stock                      (972,586)
 Issuance of treasury stock                        15,557
 Exercise of stock options                          2,879           55,663
                                            -------------   --------------
  Net cash provided by (used in) financing
   activities                                  (2,645,236)       2,966,590
                                            -------------   --------------
Net increase (decrease) in cash                  (303,711)        (222,434)

Cash at beginning of period                       417,748          265,015
                                            -------------   --------------
Cash at end of period                        $    114,037   $       42,581
                                           ==============   ==============

See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                       Notes to Condensed Consolidated
                       Financial Statements (Unaudited)
                                April 30, 1995

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note B - Net Income per Share

Net income per share is based on the weighted average number of common and common equivalent shares outstanding of 3,313,480 and 3,595,003 for the three months ended April 30, 1995 and 1994, respectively, and 3,366,268 and 3,592,632 for the six months ended April 30, 1995 and 1994, respectively. Common equivalent shares represent common stock options as computed based on the treasury stock method. Primary and fully diluted earnings per share are substantially the same for each of the periods presented.

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

Note D - Contracts in Process and Inventories

Contracts in process and inventories are comprised of the following:

                                        April 30, 1995     October 31, 1994
                                       ----------------    ----------------
Raw materials                              $1,878,253          $1,790,459
Work-in-process                                86,484              91,945
Finished goods                                366,791             241,730
Inventories substantially applicable to
government contracts in process, less
progress payments of $10,669,774 and
$11,682,475                                 8,556,111           7,420,310
                                           ----------           ---------
                                          $10,887,639          $9,544,444
                                          ===========          ==========

The contracts in process and inventories of Engineered Air Systems, Inc. represent accumulated contract costs, estimated earnings thereon based upon the percentage of completion method and contract inventories reduced by the contract value of delivered items. The inventories of Engineered Specialty Plastics, Inc. are valued at the lower of cost or market using the first-in, first-out method.

                       ENGINEERED SUPPORT SYSTEMS, INC.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Results of Operations

Revenues increased 57% in the second quarter of 1995 to $17.7 million from $11.2 million in the second quarter of 1994, and increased 46% to $33.0 million in the first six months of 1995 from $22.7 million in the first half of 1994. The increase in revenues was generated primarily by the Company's defense subsidiary, Engineered Air Systems, Inc. (Engineered
Air). After several years of significant first article testing and development, Engineered Air is now in full production on several major contracts, primarily its MA-3D and C-5 flight line air conditioners.

Gross profit for the second quarter of 1995 increased $1.1 million, or 60%, over the amount for the comparable 1994 period primarily reflecting an increase in production volume at Engineered Air. The gross margin for the second quarter of 1995 was 16.2% as compared to 15.9% for the second quarter of 1994.

Selling, general and administrative expense was $1.49 million and $1.38 million in the second quarter of 1995 and 1994, respectively. Although this represents an overall increase of 8%, selling, general and administrative expense as a percentage of net revenues decreased from 12.3% in the second quarter of 1994 to 8.4% in the second quarter of 1995. This decrease reflects management's continuing efforts to limit the growth of overhead expenses in spite of significantly higher levels of production volume.
Net interest expense increased $38,000, or 19%, in the second quarter of 1995 as compared with the second quarter of 1994. This was primarily the result of increased borrowing levels due to significant capital expenditures by ESP in 1994.

Liquidity and Capital Resources

At April 30, 1995, the Company's working capital and ratio of current assets to current liabilities were $3.2 million and 1.26 to 1 as compared to $3.1 million and 1.24 to 1 at October 31, 1994. In spite of $1.0 million of net income for the first half of 1995, the Company's current position reflects only a slight improvement from October 31, 1994 primarily due to the $1.0 million purchase of 259,716 shares of treasury stock during the second quarter of 1995. As of April 30, 1995, the Company had $1.9 million of unused credit related to its loan agreement.

Business and Market Considerations

As of April 30, 1995, Engineered Air's funded backlog of defense orders was $82 million compared to $63 million a year ago. Options to existing contracts total approximately $121 million as of the end of the second quarter.
Historically, the Company has been heavily dependent on the U.S. Government for business. However, because of declining defense budgets and increased competition within the current defense market, the Company began a plan of diversification in 1993 with the acquisition of ESP. This acquisition provided expansion into the commercial marketplace. Management intends to continue to pursue new acquisitions and business opportunities to complement existing product lines and provide strategic diversification.

                                   PART II
                              Other Information

Items 1-5 Not applicable

Item 6 (a) Exhibits

   (i) Registration Statement Number 33-14504 on Form S-8 dated May 22, 1987 for the registration of 340,000 shares of Engineered Support Systems, Inc. common stock, $.01 par value, pursuant to the Amended and Restated Engineered Air Systems, Inc. Employee Equity Plan, is incorporated herein by reference.

  (ii) Registration Statement Number 33-36818 on Form S-8 dated October 3, 1990, for the registration of 150,000 shares of Engineered Support Systems, Inc. common stock, $.01 par value, pursuant to the Engineered Air Systems, Inc. 1990 Stock Equity Plan, is incorporated herein by reference.

 (iii) Registration Statement Number 33-77340 on Form S-8 dated March 25, 1994 for the registration of 150,000 shares of Engineered Support Systems, Inc. common stock, $.01 par value, pursuant to the Engineered Air Systems, Inc. 1991 Stock Equity Plan, is incorporated herein by reference.

  (iv) Registration Statement Number 33-77342 on Form S-8 dated March 25, 1994 for the registration of 30,000 shares of Engineered Support Systems, Inc. common stock, $.01 par value, pursuant to the Engineered Support Systems, Inc. 1992 Stock Option Plan for Non-employee Directors, is incorporated herein by reference.

   (v) Registration Statement Number 33-77338 on Form S-8 dated March 25, 1994 for the registration of 150,000 shares of Engineered Support Systems, Inc. common stock, $.01 par value, pursuant to the Engineered Support Systems, Inc. 1993 Stock Option Plan, is incorporated herein by reference.

11. Statement Re: Computation of Net Income Per Share.

27. Statement Re: Summary Financial Information.

(b) No reports on Form 8-K were filed during the six months ended April 30, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ENGINEERED SUPPORT SYSTEMS, INC.

Date: May 31, 1995               By:     /s/ MICHAEL F. SHANAHAN SR.
      --------------                --------------------------------------
                                              MICHAEL F. SHANAHAN SR.
                                        Chairman of the Board, President
                                          and Chief Executive Officer



Date: May 31, 1995               By:        /s/ GARY C. GERHARDT
      --------------                --------------------------------------
                                                GARY C. GERHARDT
                                          Executive Vice President and
                                             Chief Financial Officer

                                                                 Exhibit 11
ENGINEERED SUPPORT SYSTEMS, INC.
Statement Re:  Com     putation of Net Income Per Share

                            Three Months Ended         Six Months Ended
                                 April 30                  April 30
                       ---------------------------  -----------------------
                            1995          1994         1995        1994
                       ------------- -------------  ----------- -----------
NET INCOME             $     675,230 $     118,100  $ 1,004,843 $   146,992
                       ============= =============  =========== ===========
NET INCOME PER SHARE

 Average shares
 outstanding               3,075,471     3,370,404    3,122,149   3,364,581
                       ============= =============  =========== ===========
 Net income                    $ .22         $ .03        $ .32       $ .04
                       ============= =============  =========== ===========

PRIMARY EARNINGS
 PER SHARE

 Average shares
  outstanding              3,075,471     3,370,404    3,122,149   3,364,581
 Net effect of
  dilutive stock
  options (1)                214,677       209,192      208,908     204,715
                       ------------- -------------  ----------- -----------
                           3,290,148     3,579,596    3,331,057   3,569,296
                       ============= =============  =========== ===========
 Net income                    $ .21         $ .03        $ .30       $ .04
                       ============= =============  =========== ===========

FULLY DILUTED EARNINGS
 PER SHARE

 Average shares
  outstanding              3,075,471     3,370,404    3,122,149   3,364,581
 Net effect of dilutive
  stock options (1)          238,009       224,599      244,119     228,051
                       ------------- -------------  ----------- -----------
                           3,313,480     3,595,003    3,366,268   3,592,632
                       ============= =============  =========== ===========
 Net income                    $ .20         $ .03        $ .30       $ .04
                       ============= =============  =========== ===========

(1) Based on the treasury stock method