Form 10-Q/A
period 1995-01-31
ENGINEERED SUPPORT SYSTEMS INC
filed 1995-06-22
CIK 772891

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                 FORM 10-Q/A
                                 Amendment 1

                 Quarterly Report under Section 13 or 15 (d)

                    of the Securities Exchange Act of 1934

For the period ended January 31, 1995      Commission file number 0-13880

                       ENGINEERED SUPPORT SYSTEMS, INC.
            (Exact name of Registrant as specified in its charter)

       Missouri                                    43-1313242
(State of Incorporation)              (IRS Employer Identification Number)

1270 North Price Road, St. Louis, Missouri                  63132
(Address of principal executive offices)                  (Zip Code)

This Form 10-Q/A Amendment 1 is hereby filed in order to incorporate
Exhibit 27 "Summary Financial Information" into Form 10-Q for the quarter ended January 31, 1995, as originally filed with the Securities and Exchange Commission on March 16, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ENGINEERED SUPPORT SYSTEMS, INC.

Date: June 15, 1995               By:     /s/ MICHAEL F. SHANAHAN SR.
      --------------                --------------------------------------
                                              MICHAEL F. SHANAHAN SR.
                                        Chairman of the Board, President
                                          and Chief Executive Officer



Date: June 15, 1995              By:        /s/ GARY C. GERHARDT
      --------------                --------------------------------------
                                                GARY C. GERHARDT
                                          Executive Vice President and
                                             Chief Financial Officer