Form 10-Q
period 1995-07-31
ENGINEERED SUPPORT SYSTEMS INC
filed 1995-09-11
CIK 772891

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d)

                    of the Securities Exchange Act of 1934

For the nine months ended July 31, 1995      Commission file number 0-13880

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

The number of shares of the Registrant's common stock, $.01 par value, outstanding at August 31, 1995 was 2,963,356.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                                    INDEX

                                                                       Page
                                                                       ----
Part I - Financial Information

 Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets as of July 31, 1995
  and October 31, 1994                                                    3

  Condensed Consolidated Statements of Income for the three
  months and nine months ended July 31, 1995 and 1994                     4

  Condensed Consolidated Statements of Cash Flows for the
  nine months ended July 31, 1995 and 1994                                5

  Notes to Condensed Consolidated Financial Statements                    6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8

Part II - Other Information

 Items 1-6                                                                9

Signatures                                                               11

Exhibits                                                                 12

                       ENGINEERED SUPPORT SYSTEMS, INC.
                    Condensed Consolidated Balance Sheets

                                                 July 31       October 31
                                                   1995           1994
                                               ------------   ------------
                                               (Unaudited)
                  ASSETS
Current Assets
 Cash                                          $    125,977   $    417,748
 Accounts receivable                              3,954,337      5,614,224
 Contracts in process and inventories            10,228,455      9,544,444
 Other current assets                               950,473        612,666
                                               ------------   ------------
   Total Current Assets                          15,259,242     16,189,082

Property, plant and equipment, less accumulated
 depreciation of $11,284,341 and $10,127,359     14,829,128     15,289,970
Intangible assets                                 1,481,703      1,693,163
Other assets                                        996,705      1,213,544
                                               ------------   ------------
   Total Assets                                $ 32,566,778   $ 34,385,759
                                               ============   ============
  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Notes payable                                 $  3,973,996   $  5,042,399
 Current maturities of long-term debt               827,371        855,897
 Accounts payable                                 4,311,923      4,705,367
 Other current liabilities                        2,144,957      2,464,999
                                               ------------   ------------
   Total Current Liabilities                     11,258,247     13,068,662

Long-term debt                                    2,946,892      3,848,419
Deferred income taxes                             2,834,818      2,834,818
ESOP guaranteed bank loan                         1,205,400      1,303,800

Shareholders' Equity
 Common stock, par value $.01 per share;
  10,000,000 shares authorized; 3,440,461
  and 3,391,898 shares issued                        34,405         33,919
 Additional paid-in capital                       7,852,397      7,670,152
 Retained earnings                                9,432,912      7,773,365
                                               ------------   ------------
                                                 17,319,714     15,477,436

 Less ESOP guaranteed bank loan                   1,205,400      1,303,800
 Less treasury stock at cost, 478,105
  and 224,594 shares                              1,792,893        843,576
                                               ------------   ------------
                                                 14,321,421     13,330,060
                                               ------------   ------------
   Total Liabilities and Shareholders' Equity  $ 32,566,778   $ 34,385,759
                                               ============   ============

See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                 Condensed Consolidated Statements of Income

                                 (Unaudited)

                               Three Months Ended        Nine Months Ended
                                     July 31                  July 31
                           ----------------------     ---------------------
                             1995         1994        1995         1994
                          ---------    ----------   ---------   ----------
Net revenues            $ 15,453,962 $ 15,570,832 $ 48,452,631 $ 38,234,272

Cost of revenues          12,739,072   13,650,309   40,674,201   32,788,239
                        ------------ ------------ ------------ ------------
Gross profit               2,714,890    1,920,523    7,778,430    5,446,033

Selling, general and
 administrative expense    1,334,492    1,406,488    4,275,007    4,326,952
                        ------------ ------------ ------------ ------------
Income from operations     1,380,398      514,035    3,503,423    1,119,081

Interest expense             243,357      230,300      690,539      588,354
                        ------------ ------------ ------------ ------------
Income before income
 taxes                     1,137,041      283,735    2,812,884      530,727

Income tax provision         453,000      111,000    1,124,000      211,000
                        ------------ ------------ ------------ ------------
Net income              $    684,041 $    172,735 $  1,688,884 $    319,727
                        ============ ============ ============ ============
Net income per share           $ .21        $ .05        $ .51        $ .09
                        ============ ============ ============ ============


See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC.

               Condensed Consolidated Statements of Cash Flows

                                 (Unaudited)

                                                  Nine Months Ended
                                                        July 31
                                             ----------------------------
                                                 1995             1994
                                            -------------    -------------
From operating activities:
 Net income                                 $   1,688,884   $      319,727
 Depreciation and amortization                  1,451,732        1,468,511
                                            -------------   --------------
  Cash provided (used) before changes in
   operating assets and liabilities             3,140,616        1,788,238
 Net (increase) decrease in non-cash
  current assets                                  638,068       (4,798,211)
 Net increase (decrease) in non-cash current
  liabilities                                    (713,487)       2,913,331
 (Increase) decrease in other assets              137,191         (438,868)
                                            -------------   --------------
  Net cash provided by (used in) operating
   activities                                   3,202,388         (535,510)
                                            -------------   --------------
From investing activities:
 Additions to property, plant and equipment      (772,880)      (2,136,782)
 Disposals of property, plant and equipment        73,100
                                            -------------   --------------
  Net cash provided by (used in) investing
   activities                                    (699,780)      (2,136,782)
                                            -------------   --------------
From financing activities:
 Net borrowings (payments) under
  line-of-credit agreements                    (1,068,403)       3,312,152
 Proceeds of long-term debt                                      1,500,000
 Payments of long-term debt                      (930,053)      (2,311,901)
 Purchase of treasury stock                      (972,586)
 Issuance of treasury stock                        30,127
 Cash dividend                                    (29,337)
 Exercise of stock options                        175,873           58,063
                                            -------------   --------------
  Net cash provided by (used in) financing
   activities                                  (2,794,379)       2,558,314
                                            -------------   --------------
Net increase (decrease) in cash                  (291,771)        (113,978)

Cash at beginning of period                       417,748          265,015
                                            -------------   --------------
Cash at end of period                        $    125,977   $      151,037
                                           ==============   ==============

See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                       Notes to Condensed Consolidated
                       Financial Statements (Unaudited)
                                July 31, 1995

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note B - Net Income per Share

Net income per share is based on the weighted average number of common and common equivalent shares outstanding of 3,184,918 and 3,594,615 for the three months ended July 31, 1995 and 1994, respectively, and 3,325,425 and 3,584,863 for the nine months ended July 31, 1995 and 1994, respectively. Common equivalent shares represent common stock options as computed based on the treasury stock method. Primary and fully diluted earnings per share are substantially the same for each of the periods presented.

Note C - Long-Term Debt

In December 1994, the Company retired the outstanding balance of the Industrial Development Refunding Revenue Bonds with proceeds generated upon restructuring its existing bank term loan. As a result, the balance of the term loan increased from $865,091 at October 31, 1994 to $2,768,088. The restructured term loan bears interest at 1.75% above the bank's prime rate and is payable in 45 monthly installments of $60,402 plus interest which commenced January 1, 1995.

Note D - Contracts in Process and Inventories

Contracts in process and inventories are comprised of the following:

                                         July 31, 1995     October 31, 1994
                                       ----------------    ----------------
Raw materials                              $1,926,141          $1,790,459
Work-in-process                                41,416              91,945
Finished goods                                490,250             241,730
Inventories substantially applicable to
 government contracts in process, less
 progress payments of $10,862,182 and
 $11,682,475                                7,770,648           7,420,310
                                           ----------           ---------
                                          $10,228,455          $9,544,444
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

                       ENGINEERED SUPPORT SYSTEMS, INC.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Results of Operations
Revenues decreased 1% in the third quarter of 1995 to $15.5 million from $15.6 million in the third quarter of 1994, and increased 27% to $48.5 million in the first nine months of 1995 from $38.2 million for the comparable period in 1994. The Company's defense subsidiary, Engineered Air Systems, Inc. (Engineered Air), experienced a 62% increase in revenues for the first nine months of 1995. After several years of significant first article testing and development, Engineered Air has been in full production on several major contracts, primarily its MA-3D and C-5 flight line air conditioners. Revenues for Engineered Specialty Plastics, Inc. (ESP), the Company's commercial plastics subsidiary, decreased 13% during the first nine months of 1995. Significantly all of this decrease occurred during the third quarter of 1995 when its primary customer halted ESP's shipments of television cabinets for approximately six weeks due to excess inventories. ESP resumed shipments of television cabinets to this customer late in the third quarter.

Gross profit for the third quarter of 1995 increased $0.8 million, or 41%, over that for the comparable 1994 period primarily reflecting a significant improvement in margins at Engineered Air. Engineered Air has realized significant margin expansion in 1995 as a result of both a very profitable mix of contracts and of a high level of capacity utilization. The consolidated gross margin for the third quarter of 1995 was 17.6% as compared to 12.3% for the third quarter of 1994.

Selling, general and administrative expense was $1.34 million and $1.41 million in the third quarter of 1995 and 1994, respectively, and $4.28 million and $4.33 million for the nine months ended July 31, 1995 and 1994, respectively. These slight decreases reflect management's continuing efforts to limit the growth of overhead expenses while increasing consolidated revenues.

Interest expense increased $13,000, or 6%, in the third quarter of 1995 as compared with the third quarter of 1994.

Liquidity and Capital Resources
At July 31, 1995, the Company's working capital and ratio of current assets to current liabilities were $4.0 million and 1.36 to 1 as compared to $3.1 million and 1.24 to 1 at October 31, 1994. The improvement in working capital is primarily a result of $1.7 million of net income for the first nine months of 1995 as offset by a $1.0 million purchase of 259,716 shares of treasury stock during the second quarter of 1995. As of July 31, 1995, the Company had $2.1 million of unused credit related to its loan agreement.

Business and Market Considerations
As of July 31, 1995, Engineered Air's funded backlog of defense orders was $88 million compared to $80 million a year ago. Options to existing contracts total approximately $124 million as of the end of the third quarter.

Historically, the Company has been heavily dependent on the U.S. Government for business. However, because of declining defense budgets and increased competition within the current defense market, the Company began a plan of diversification in 1993 with the acquisition of ESP. This acquisition provided expansion into the commercial marketplace. Management continues to pursue new acquisitions and business opportunities to complement existing product lines and provide strategic diversification.

                                   PART II
                              Other Information

Items 1-5 Not applicable

Item 6 (a) Exhibits

  4. (i) Registration Statement Number 33-14504 on Form S-8 dated May 22, 1987 for the registration of 340,000 shares of Engineered Support Systems, Inc. common stock, $.01 par value, pursuant to the Engineered Air Systems, Inc. Employee Stock Ownership Plan, is incorporated herein by reference.

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

  11. Statement Re: Computation of Net Income Per Share.

  25. Statements Re: Summary Financial Information.

  (b) No reports on Form 8-K were filed during the nine months ended July 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ENGINEERED SUPPORT SYSTEMS, INC.

Date: September 11, 1995          By:     /s/ MICHAEL F. SHANAHAN SR.
      --------------                --------------------------------------
                                              MICHAEL F. SHANAHAN SR.
                                        Chairman of the Board, President
                                          and Chief Executive Officer



Date: September 11, 1995         By:        /s/ GARY C. GERHARDT
      --------------                --------------------------------------
                                                GARY C. GERHARDT
                                          Executive Vice President and
                                             Chief Financial Officer

                                                                 Exhibit 11
ENGINEERED SUPPORT SYSTEMS, INC.
Statement Re:  Computati  on of Net Income Per Share

                            Three Months Ended         Nine Months Ended
                                  July 31                   July 31
                       ---------------------------  -----------------------
                            1995          1994         1995        1994
                       ------------- -------------  ----------- -----------
NET INCOME             $     684,041 $     172,735  $ 1,688,884 $   319,727
                       ============= =============  =========== ===========
NET INCOME PER SHARE

 Average shares
 outstanding               2,931,503     3,371,898    3,057,903   3,367,046
                       ============= =============  =========== ===========
 Net income                    $ .23         $ .05        $ .55       $ .09
                       ============= =============  =========== ===========

PRIMARY EARNINGS
 PER SHARE

 Average shares
  outstanding              2,931,503     3,371,898    3,057,903   3,367,046
 Net effect of
  dilutive stock
  options (1)                252,597       222,717      222,809     210,782
                       ------------- -------------  ----------- -----------
                           3,184,100     3,594,615    3,280,712   3,577,828
                       ============= =============  =========== ===========
 Net income                    $ .21         $ .05        $ .51       $ .09
                       ============= =============  =========== ===========

FULLY DILUTED EARNINGS
 PER SHARE

 Average shares
  outstanding              2,931,503     3,371,898    3,057,903   3,367,046
 Net effect of dilutive
  stock options (1)          253,415       222,717      267,522     217,817
                       ------------- -------------  ----------- -----------
                           3,184,918     3,594,615    3,325,425   3,584,863
                       ============= =============  =========== ===========
 Net income                    $ .21         $ .05        $ .51       $ .09
                       ============= =============  =========== ===========

(1) Based on the treasury stock method