Form 10-K
period 1995-10-31
ENGINEERED SUPPORT SYSTEMS INC
filed 1996-01-31
CIK 772891

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-K

           Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the year ended October 31, 1995         Commission file number 0-13880

                  ENGINEERED SUPPORT SYSTEMS, INC.
       (Exact name of Registrant as specified in its charter)

          Missouri                                    43-1313242
  (State of Incorporation)                (IRS Employer Identification No.)
1270 North Price Road, St. Louis, Missouri                       63132
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number including area code: (314) 993-5880

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
                                         Name of each exchange on
     Title of each class                      which registered
     -------------------                ----------------------------
Common stock, $.01 par value               Over the counter
                                           National Market System
                                           National Association of
                                            Security Dealers

No securities are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes X      No
                                                       ----      ----
Based on the closing price of January 12, 1996, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $11,327,000.

The number of shares of the Registrant's common stock, $.01 par value, outstanding at January 12, 1996 was 2,986,126.

                DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II incorporate by reference portions of the Engineered Support Systems, Inc. Annual Report to Shareholders (the Annual Report) for the year ended October 31, 1995. Part III incorporates by reference portions of the Engineered Support Systems, Inc. Proxy Statement for the Annual Shareholders Meeting to be held on March 6, 1996 (the Definitive Proxy Statement) to be filed within 120 days after the close of the year ended October 31, 1995.

                                PART I

Item 1. BUSINESS
----------------
Engineered Support Systems, Inc. (Company) is a holding company for two wholly-owned subsidiaries: Engineered Air Systems, Inc. (Engineered Air) and Engineered Specialty Plastics, Inc. (ESP).

Engineered Air is a military ground support equipment contractor which specializes in designing, marketing and manufacturing nuclear, biological and chemical defense systems; air conditioning and heating systems; water and petroleum distribution systems; and other ground support equipment. This equipment is designed to be used in any location where U.S. forces may be deployed. It is designed for rapid deployment and multi-purpose use in remote locations. Substantially all of Engineered Air's revenues have come from the sale of equipment to the Department of Defense (DOD) and defense contractors. ESP is a manufacturer of injection molded plastic products used primarily in consumer goods such as television cabinets, computer terminals, communication and word processing equipment, automotive components, lawn and garden equipment, medical devices and containers for the food processing industry. ESP also produces Lifetime Faucets, a proprietary line of nonmetallic faucets.

Engineered Air was incorporated under the laws of the State of Missouri on December 24, 1981, and acquired the assets of the Defense Systems Division of Allis-Chalmers Corporation on March 30, 1982. The Company was incorporated under the laws of the State of Missouri in December 1983, and exchanged all of its outstanding common stock for two-thirds of the common stock of Engineered Air held by the Company'S founders. The Company purchased the remaining one-third of the common stock of Engineered Air in January 1984, effective as of November 1, 1983. The Company became a publicly-owned corporation on August 21, 1985. On March 9, 1993, the Company purchased all of the outstanding stock of Associated Products, Inc. (subsequently changed to Engineered Specialty Plastics, Inc.) from an investor group.

Marketing
---------
Engineered Air's marketing activities focus on determining the current and future needs of the U.S. military for ground support equipment and systems. To identify those needs, the Company gathers information from primary sources such as the DOD budget and its supporting documents, and military requirement documents such as the Air Force's Statement of Need, the Navy's Operational Requirements and the Army's Required Operational Capability.

The Company believes its ability to identify and respond quickly to changing military needs enhances Engineered Air's ability to obtain new contracts. The Company believes its defense operations are to some extent insulated from the effect of reductions or elimination of specific military programs because of the relative stability of the demand for military ground support equipment and Engineered Air's ability to provide a wide variety of products to that market. This is especially true with the recent trend of the Government away from nuclear threats and toward support for our conventional forces, with an emphasis on mobility and rapid deployment as evidenced by U.S. participation in the Bosnian conflict.

ESP's principal customers are large, well-established producers of consumer products. (For the year ended October 31, 1995, 45% of ESP sales were to one customer). Sales of custom molded plastic products are both direct and through sales representatives. Customers typically submit sample parts and drawings to ESP for quotations. An accepted quote sheet is formalized and becomes the contract. Contracts can be canceled on 30 days notice.

A significant portion of ESP sales are within the television industry, which remains strong. In recognition of a trend toward larger sets, a significant capital investment has been made in equipment capable of producing larger television cabinets. The Company also anticipates that sales for ESP will continue to be strong within the office equipment market. Custom molded parts for computer terminals, communication and word processing equipment represent a significant portion of sales volume. However, ESP is capable of producing a wide variety of custom molded products including automotive parts, medical apparatus, electronic switching equipment, electrical appliances, and most small electronic devices. Sales of its proprietary line of kitchen and lavatory faucets are primarily through sales representatives, and focus on service and price.

Engineering
-----------
Engineered Air has approximately 16 persons engaged in activities for the development of new products and the improvement of existing products. Essentially all of Engineered Air's development activities are conducted pursuant to U.S. Government contracts in response to designated performance specifications. The Company's own expenditures on research and development were insignificant during the three-year period ended October 31, 1995.

Engineering capabilities include expertise in thermodynamics, air flow and liquid pumping, stress analysis, liquid fuel combustion, dynamic and climatic environmental engineering, biological and chemical decontamination, non-pyrotechnic smoke generation, and filtration of nuclear, biological and chemical contamination.

The design phase of Engineered Air's product development activities is enhanced by use of a computer-aided design and manufacturing system. This system is used by engineers and draftsmen to design complex products and component parts in three-dimensional views, and minimizes the need for time-consuming manual methods of prototype development. Engineered Air's engineering staff and CAD/CAM system provide it with the ability to adapt its production process to new product needs on a timely basis.

Engineered Air maintains extensive laboratory facilities used for supporting engineering development and production operations. These include test facilities for measurement of product performance from -65 degrees to +140 degrees and a completely equipped prototype shop. Engineered Air also has the capability to provide complete technical data support for the products it manufactures. This includes integrated logistics support, provisioning and preparation of technical manuals.

Manufacturing and Procurement
-----------------------------
Engineered Air manufactures certain components for its products and systems including fabricated metal cabinets, control panels and frames. However, a significant portion of parts and materials for the products manufactured by Engineered Air are purchased from third party suppliers. Engineered Air believes that the materials and services it requires are readily available through competitive sources and that it is not dependent upon any one particular subcontractor or vendor. Engineered Air is qualified by the U.S. Government to the military quality control specification MIL-I-45208, which applies to all contracts currently in progress.

EPS's principal competitive advantage lies in the fact that it is vertically integrated, with the manufacturing facilities to both mold and finish plastic to high quality specifications. ESP operates 30 injection molding machines ranging in size from 45 to 1,500 tons of clamp pressure. Material handling capacity is achieved through five silos with a combined capacity exceeding 200,000 pounds, a central vacuum loading system, blend mixers, and a computer-integrated MRP system. Finishing equipment is "state of the art" and includes a 650 foot paint conveyor, 20 paint spray booths, drying ovens, hot stamp machines, pad printing machines, silk screen machines, a 150 foot motorized assembly line and sonic welders.

ESP also manufactures and distributes Lifetime Faucets, a proprietary line of plastic lavatory and kitchen faucets. ESP subcontracts the assembly and packaging of these faucets to an outside vendor. Assembly supervision, as well as molding requirements, are maintained by ESP.

Products
--------
Products are manufactured by the Company within two industry segments: military ground support equipment produced by Engineered Air and custom molded plastic products produced by ESP. Pages 3 and 14 of the 1995 Annual Report to shareholders are incorporated herein by reference.

The Company has manufactured over 40 distinct products for the U.S. Government during the past five years. The fluctuations in revenues by product from period to period result primarily from changes in DOD requirements. As a result, period to period comparisons of revenues by product may not be meaningful.

Government Contracting
----------------------
The Company's government contracts are obtained through the DOD procurement process as governed by the Federal Acquisition Regulations and related agency supplements, and are typically fixed-priced contracts. This means that the price is agreed upon before the contract is awarded and the Company assumes complete responsibility for any difference between estimated and actual costs. Other important considerations in government contracting are discussed herein.

Under the Truth in Negotiations Act of 1962 (the Act), the U.S. Government has the right for three years after final payment on certain negotiated contracts, subcontracts and modifications thereto, to determine whether the Company furnished the U.S. Government with complete, accurate and current cost or pricing data as defined by the Act. In the event the Company fails to satisfy this requirement, the U.S. Government has the right to adjust a contract or subcontract price by the amount of any overstatement as defined by the Act.

U.S. Government contracts typically contain terms permitting the contract to be terminated at the convenience of the U.S. Government. In the event of such termination, the Company is entitled to reimbursement for certain expenditures and overhead as provided for in applicable U.S. Government procurement regulations. Generally, this results in the contractor being reasonably compensated for work actually done, but not for anticipated profits. The U.S. Government may also terminate contracts for cause if the Company fails to perform in strict accordance with contract terms.

The Company has never had a contract terminated by the U.S. Government for failure to perform in accordance with contract terms. If the U.S.
Government would terminate any significant contracts with the Company for cause, such condition could have an adverse effect on the Company's revenues and business.

Similarly, U.S. Government contracts typically permit the U.S. Government to change, alter or modify the contract at its discretion. In the event the U.S. Government exercises this right, the Company is entitled to reimbursement of all allowable and allocable costs incurred in making the change plus a reasonable profit.

The U.S. Government typically finances a substantial portion of the Company's contract costs through progress payments. The Company currently receives progress payments in accordance with DOD contract terms for "small business" concerns. These terms provide for progress payments at a specified rate applied on the basis of costs incurred while progress payments for concerns other than small businesses provide for payment based on costs actually paid and at a 5% to 10% lower rate. Since completion of the ESP acquisition, the Company has maintained total employment of less than 500 people and therefore continues to qualify as a small business for government contracting purposes.

Patents
-------
Engineered Air has approximately 40 patents with expiration dates extending through February 2002. From time to time, Engineered Air develops proprietary information and trade secrets regarding the design and manufacture of various military products.

ESP has developed a patent for a reversible faucet cartridge. The benefit of the reversing feature is that by turning the cartridge one-half revolution the user achieves the same result as though he had replaced a washer to stop a leaking faucet. This patent expires in October 2002.

The Company considers it's proprietary information and patents to be valuable assets. However, the Company's business is not materially dependent on patent protection.

Competition
-----------
Substantially all of Engineered Air's revenues have come from direct and indirect contracts with the U.S. Government. There is significant competition for obtaining U.S. Government contracts. In order to obtain U.S. Government contracts, Engineered Air must comply with detailed and complex procurement procedures adopted by the U.S. Government pursuant to regulations promulgated by appropriate government agencies, including the DOD. The regulations and procurement procedures are adopted to promote competitive bidding. Engineered Air's competition varies for each of the classifications of military equipment systems that it manufactures.

ESP's competitive market is regional due to the significant relative impact of freight costs. However, the Company believes that ESP has more capacity and flexibility than its primary competitors in the Mid-South region. Its ability to both mold and finish plastic to high quality specifications represents a significant advantage.

There are various domestic manufacturers of plastic faucets and several importers with which ESP's Lifetime Faucets line competes. The Company believes that its ability to produce a quality, low-cost line of faucets represents a significant and profitable market niche. To further distinguish this line, ESP produces its faucets in a variety of colors.

Defense Backlog
---------------
The following table summarizes funded defense backlog information (in millions) as of October 31 for the indicated years:

                            1995          $90.4
                            1994           77.9
                            1993           52.8
                            1992           38.4
                            1991           40.7

The backlog is exclusive of any options to order the Company's products under existing contracts. The Company's contracts contain customary provisions permitting termination at the convenience of the U.S.
Government. See "Government Contracting."

Employees
---------
At December 31, 1995, the Company employed 447 persons. Of the 284 employees at Engineered Air, 247 were engaged in manufacturing activities, 16 in engineering activities, and 21 in office administration and management functions. Approximately 136 of Engineered Air's employees are covered by a collective bargaining agreement with Lodge 1012 of the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers, and Helpers, A.F.L.-C.I.O. Effective November 1, 1995, Engineered Air entered into an agreement with the bargaining unit, which expires October 31, 1998.

Of the 163 employees at ESP, 134 are engaged in manufacturing activities and 29 in sales, office administration and management functions.

The Company considers its employee relations to be satisfactory.

Item 2. PROPERTIES
------------------
The Company owns two facilities in the metropolitan St. Louis area consisting of approximately 320,000 square feet. Engineered Air's main manufacturing facility and the Company's corporate headquarters are located in a Company-owned building in St. Louis County, Missouri consisting of approximately 170,000 square feet on 11 acres.

The Company owns one facility adjacent thereto consisting of a 150,000 square foot building on approximately 6 acres. In 1992, the Company completed consolidation of all operations previously performed at this location into its main facility. The vacated facility is currently being leased to an unrelated third party and is for sale.

The Company's St. Louis properties are subject to Deeds of Trust in favor of its lender under a consolidated credit agreement.

Engineered Air leases a building consisting of approximately 40,000 square feet on 3 acres in New Haven, Missouri. This facility is used for manufacturing and assembly. Engineered Air also leases warehouse space of 6,000 square feet in New Haven, Missouri and 11,000 square feet in St. Louis City, Missouri.

ESP owns a manufacturing facility in Hot Springs, Arkansas. The
Company-owned building consists of approximately 100,000 square feet on 4.5 acres.

The Company also leases additional storage space under various short-term leases. The Company believes that its current facilities are sufficient for the conduct of its current level of operations.

Item 3. LEGAL PROCEEDINGS
-------------------------
In the opinion of management, there are no legal proceedings or threatened legal proceedings which would have a material adverse effect on the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
-------------------------------------------------------
There were no matters submitted to a vote of shareholders during the fourth quarter of the year ended October 31, 1995.

                               PART II


Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS
------------------------------------------------------------------------
Information concerning the principal market on which the Company's common stock is traded and the high and low sales prices for such stock during 1995 is shown in Supplemental Information on page 16 of the 1995 Annual Report, incorporated herein by reference. During the year, the Company initiated a semi-annual dividend program beginning with a dividend of $.01 per share payable July 31, 1995 to shareholders of record as of June 30, 1995. This is the Company's first dividend since its initial public offering in 1985.

Item 6. SELECTED FINANCIAL DATA
-------------------------------
Financial data required under this section is shown in the Summary of Selected Financial Data on page 2 of the 1995 Annual Report, incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations, shown on pages 4 through 5 of the 1995 Annual Report, is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------
The following consolidated financial statements of Engineered Support Systems, Inc. included in the Annual Report for the year ended October 31, 1995 at the pages indicated, are incorporated herein by reference:

  Consolidated Balance Sheets, October 31, 1995 and 1994, page 6.

  Consolidated Statements of Income, years ended October 31, 1995, 1994 and
    1993, page 7.

  Consolidated Statements of Shareholders' Equity, years ended October 31,
    1995, 1994 and 1993, page 7.

  Consolidated Statements of Cash Flows, years ended October 31, 1995,
    1994, and 1993, page 8.

  Notes to Consolidated Financial Statements, pages 9 through 14.

The quarterly financial information included in Supplementary Information on page 16 of the 1995 Annual Report is incorporated herein by reference.

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
-------------------------------------------------------------------------

None

                                PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------
The executive officers and directors of the Company and Engineered Air as of January 12, 1996 are as follows:

             Name                  Age                Position
----------------------------      -----     ------------------------------
Michael F. Shanahan Sr. (1)        56        Chairman, President, Chief
                                             Executive Officer and
                                             Director (Company)

John J. Wichlenski (1)             52        Director (Company) and
                                             President and Chief Executive
                                             Officer (Engineered Air)

W. Raymond Barrett (1)(2)          63        Director (Company)

Alexander M. Cornwell Jr. (3)      69        Director (Company)

Thomas J. Guilfoil (3)             77        Director (Company)

LTG Kenneth E. Lewi (2)            65        Director (Company)

John J. Quinn (3)                  58        Director (Company)

Michael F. Shanahan Jr. (1)(3)     29        Director (Company)

Earl W. Wims, Ph.D. (2)            56        Director (Company)

Harvey W. Bright                   53        President and Chief Executive
                                             Officer (ESP)

Ronald W. Davis                    49        Vice President-Marketing
                                             (Engineered Air)

Gary C. Gerhardt                   50        Executive Vice President and
                                             Chief Financial Officer
                                             (Company, Engineered Air
                                             and ESP)

Dan D. Jura                        43        Vice President-Sales
                                             (Engineered Air)

E. Allen Springer Jr.              50        Vice President-Engineering
                                             (Engineered Air)
------------------------------------------
(1) Member of Executive Committee
(2) Member of Audit Committee
(3) Member of Compensation Committee

The officers serve at the discretion of the Board of Directors, subject to the terms and conditions of their employment agreements.

Executive Officers
------------------
Michael F. Shanahan Sr. has been a director of the Company since its formation. Mr. Shanahan was named the Chief Executive Officer of the Company in 1985 and was named Chairman of the Company and of Engineered Air in 1987.

John J. Wichlenski has been President and Chief Executive Officer of Engineered Air since July 1992 and prior thereto served as Chief Operating Officer since 1991. He served as Executive Vice President from March 1990 to July 1992. Prior thereto, he served as Group Vice President-Operations since 1988. Mr. Wichlenski joined Engineered Air as Vice President-Engineering in August 1986.

Gary C. Gerhardt was named Executive Vice President of the Company, Engineered Air and ESP in December 1994. He has been Chief Financial Officer of the Company, Engineered Air and ESP, since October 1993. Prior thereto, he was Vice President-Contract Administration of Engineered Air since 1985. Mr. Gerhardt joined Engineered Air in 1982 as Manager of Contract Administration.

Harvey W. Bright has been President and Chief Executive Officer of ESP since December 1994. He previously served as Vice President-Manufacturing of ESP. Prior thereto, he served as Plant Manager of the Zenith Electronics plant in Springfield, Missouri for 15 years.

Dan D. Jura has been Vice President-Sales since November 1993. Mr. Jura joined Engineered Air in 1984 as Marketing Manager.

All of the remaining executive officers have been employed by the Company in the positions indicated or comparable positions for the past five years.


Non-Employee Directors
----------------------
W. Raymond Barrett has been a director of the Company since June 1985. Mr. Barrett is the brother-in-law of Mr. Shanahan and has been the President and principal shareholder of Bio-Medical Systems, Inc. since January 1975.

Alexander M. Cornwell, Jr. has been a director of the Company since March 1993. He is a licensed professional engineer. Mr. Cornwell was the Chairman and Chief Executive Officer of Street Industries, Inc. of St. Louis from 1985 through 1988. Mr. Cornwell has provided consulting services to the Company since 1988.

Thomas J. Guilfoil has been a director of the Company since March 1993. He is the senior and founding partner of the St. Louis law firm of Guilfoil, Petzall & Shoemake. His legal career began in St. Louis in 1941.

LTG Kenneth E. Lewi (U.S. Army, Retired) has been a director of the Company since July 1990. He retired from the U.S. Army in August 1989 after more than 34 years of service in various command and staff positions. His career in the U.S. Army centered primarily on providing logistical support to U.S. armed forces.

John J. Quinn has been a director of the Company since May 1993. He has served as President of the St. Louis Blues Hockey Club since 1983.

Michael F. Shanahan Jr. has been a director of the Company since December 1994. He has been a Producer for Lockton Companies, an insurance concern, since October 1994. Prior thereto he served as Assistant to the Chairman of the Board of the Company since May 1991. He joined Engineered Air in January 1990 as Marketing Representative.

Earl W. Wims, Ph.D. has been a director of the Company since December 1991. He has been Chairman of Marketing Horizons, a marketing research and consulting firm, since 1986.

Item 11. EXECUTIVE COMPENSATION
-------------------------------
Information concerning executive compensation is shown in the Company's Definitive Proxy Statement (to be filed within 120 days after the close of the fiscal year ended October 31, 1995) incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------
Information relating to the ownership of the Company's securities by certain beneficial owners and management is shown in the Definitive Proxy Statement (to be filed within 120 days after the close of the year ended October 31, 1995) incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------
Information on certain relationships, related transactions and affiliation of directors is shown in the Definitive Proxy Statement (to be filed within 120 days after the close of the year ended October 31, 1995) incorporated herein by reference.

                                 PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------
(a) (1) and (2) Index of Financial Statements and Financial Statement
Schedules

The following consolidated financial statements of Engineered Support Systems, Inc., included in the 1995 Annual Report of the registrant to its shareholders, are incorporated by reference in Item 8:

  Report of Independent Accountants

  Consolidated Balance Sheets-October 31, 1995 and 1994

  Consolidated Statements of Income-years ended October 31, 1995, 1994 and
    1993

  Consolidated Statements of Shareholders' Equity-years ended October 31,
    1995, 1994 and 1993

  Consolidated Statements of Cash Flows-years ended October 31, 1995, 1994 and 1993

  Notes to Consolidated Financial Statements-October 31, 1995

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    3. Lists of Exhibits (listed by numbers corresponding to exhibit table of Item 601 in regulation S-K)

    3.1 Articles of Incorporation of Engineered Support Systems, Inc. (1)

    3.2 Amendment of Articles of Incorporation (2)

    3.3 Amended and Restated By-Laws of Engineered Support Systems, Inc.
        (2)

    4.1 Credit Agreement dated August 19, 1993 by and between The Boatmen's National Bank of St. Louis and Engineered Support Systems, Inc. (8)

    4.2 Engineered Air Systems, Inc. 1987 Stock Equity Plan (4)

    4.3 Engineered Air Systems, Inc. 1990 Stock Equity Plan (5)

    4.4 Engineered Air Systems, Inc. 1991 Stock Equity Plan (11)

    4.5 Engineered Support Systems, Inc. 1992 Stock Option Plan for Nonemployee Directors (12)

    4.6 Engineered Support Systems, Inc. 1993 Stock Option Plan (13)

    4.7 Engineered Air Systems, Inc. Employee Stock Ownership Plan (6)

    4.8 Trust Agreement for the Engineered Air Systems, Inc. Employee Stock Ownership Trust (6)

   10.1 Employment Agreement with Michael F. Shanahan Sr. (3)

   10.2 Form of Indemnification Agreement with Directors (2)

   10.3 Lease Agreement dated February 15, 1992 by and between Engineered Air Systems, Inc. and Hermann Marketing, Inc. (7)

   10.4 Covenants Not to Compete dated March 8, 1993 by and between Parker Boys, Inc. and KWH Holdings, as covenantors, and Engineered Support Systems, Inc. (8)

   10.5 Form of Employment Agreement with Presidents and Vice Presidents of Engineered Air and ESP. (14)

   10.6 Engineered Support Systems, Inc. Amended and Restated Executive Incentive Plan. (14)

   10.7 Agreement dated November 18, 1994 by and between Department of the Air Force and Engineered Air Systems, Inc. (14)

   10.8 Agreement dated June 3, 1994 by and between Department of the Air Force and Engineered Air Systems, Inc. (14)

   10.9 Agreement dated March 17, 1994 by and between Department of the Air Force and Engineered Air Systems, Inc. (9)

  10.10 Agreement dated December 8, 1993 by and between Department of the Air Force and Engineered Air Systems, Inc. (9)

  10.11 Agreement dated May 11, 1994 by and between the Department of the Army and Engineered Air Systems, Inc. (10)

  11    Statement Re: Computation of Net Income Per Share.

  13 Engineered Support Systems, Inc. Annual Report for the year ended October 31, 1995 (the Annual Report). Except for the portions incorporated herein by reference as evidenced in the Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission and is not deemed filed as part of this 10-K.

  22    Subsidiary of Registrant (1)

  24    Consent of Price Waterhouse LLP, Independent Accountants

  25    Statement Re: Summary Financial Information

  (1) This information is incorporated herein by reference from Form S-1 Registration Statement filed on July 10, 1985, registration Number 2-98909, as amended on August 13, 1985 and August 21, 1985.

  (2) This information is incorporated herein by reference from Form 10-K Annual Report filed on January 30, 1989.

  (3) This information is incorporated herein by reference from Form 10-K Annual Report filed on January 29, 1990.

  (4) This information is incorporated herein by reference from Form S-8 registration statement, effective October 3, 1990, registration Number 33-36817.

  (5) This information is incorporated herein by reference from Form S-8 registration statement, effective October 3, 1990, registration Number 33-36818.

  (6) This information is incorporated herein by reference from Form S-8 registration statement, effective June 11, 1987, registration Number 33-14504.

  (7) This information is incorporated herein by reference from Form 10-K Annual Report filed on January 29, 1993.

  (8) This information is incorporated herein by reference from Form 10-K Annual Report filed on January 31, 1994.

  (9) This information is incorporated herein by reference from Form 10-Q Quarterly Report filed on March 17, 1994.

 (10) This information is incorporated herein by reference from Form 10-Q Quarterly Report filed on June 14, 1994.

 (11) This information is incorporated herein by reference from Form S-8 registration statement, effective April 5, 1994, registration number 33-77338.

 (12) This information is incorporated herein by reference from Form S-8 registration statement, effective April 5, 1994, registration number 33-77340.

 (13) This information is incorporated herein by reference from Form S-8 registration statement, effective April 5, 1994, registration number 33-77342.

 (14) This information is incorporated herein by reference from Form 10-K Annual Report filed on January 27, 1995.
(b) There were no reports filed on Form 8-K during the fourth quarter of 1995.
(c) Exhibits
    The response to this portion of Item 14 is submitted as a separate section of this Report.
(d) Financial Statement Schedules
    The response to this portion of Item 14 is submitted as a separate section of this Report.

                               SIGNATURES
                               ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ENGINEERED SUPPORT SYSTEMS, INC.

Dated:  January 29, 1996              By:  /s/ Gary C. Gerhardt
      -----------------------             ---------------------------
                                               Gary C. Gerhardt
                                               Executive Vice President and
                                               Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                 Title                          Date
     ---------                 -----                          ----

/s/ Michael F. Shanahan Sr.                             January 29, 1996
---------------------------  Chairman of the             ----------------
    Michael F. Shanahan Sr.  Board of Directors,
                             President and Chief
                             Executive Officer

/s/ Gary C. Gerhardt                                    January 29, 1996
-----------------------      Executive Vice President   ----------------
    Gary C. Gerhardt         and Chief Financial Officer

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                              Directors
                              ---------

/s/ MICHAEL F. SHANAHAN SR.      Jan. 29, 1996
--------------------------       -------------
    MICHAEL F. SHANAHAN SR.           Date

/s/ W. RAYMOND BARRETT           Jan. 29, 1996
--------------------------       -------------
    W. RAYMOND BARRETT                Date

/s/ THOMAS J. GUILFOIL           Jan. 29, 1996
--------------------------       -------------
    THOMAS J. GUILFOIL                Date

/s/ JOHN J. QUINN                Jan. 29, 1996
--------------------------       -------------
    JOHN J. QUINN                     Date

/s/ EARL W. WIMS                 Jan. 29, 1996
--------------------------       -------------
    EARL W. WIMS                      Date

/s/ JOHN J. WICHLENSKI           Jan. 29, 1996
--------------------------       -------------
    JOHN J. WICHLENSKI                Date

/s/ ALEXANDER M. CORNWELL        Jan. 29, 1996
--------------------------       -------------
    ALEXANDER M. CORNWELL             Date

/s/ KENNETH E. LEWI              Jan. 29, 1996
--------------------------       -------------
    KENNETH E. LEWI                   Date

/s/ MICHAEL F. SHANAHAN JR.      Jan. 29, 1996
---------------------------      -------------
    MICHAEL F. SHANAHAN JR.           Date

                    ENGINEERED SUPPORT SYSTEMS, INC.

                              EXHIBIT INDEX


                                                                 Page No.

11. Statement Re: Computation of Net Income Per Share.

13. Engineered Support Systems, Inc., Annual Report for year ended October 31, 1995 (the Annual Report). Except for the portions incorporated herein by reference as evidenced in the Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission and is not deemed filed as part of this Form 10-K.

24. Consent of Price Waterhouse LLP, Independent Accountants.

25. Statement Re: Summary Financial Information.