Form 10-Q
period 1996-01-31
ENGINEERED SUPPORT SYSTEMS INC
filed 1996-03-12
CIK 772891

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d)

                    of the Securities Exchange Act of 1934

For the quarter ended January 31, 1996       Commission file number 0-13880

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

The number of shares of the Registrant's common stock, $.01 par value, outstanding at February 29, 1996 was 3,034,133.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                                    INDEX

                                                                       Page
                                                                       ----
Part I - Financial Information

 Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets as of January 31, 1996
  and October 31, 1995                                                    3

  Condensed Consolidated Statements of Income for the three
  months ended January 31, 1996 and 1995                                  4

  Condensed Consolidated Statements of Cash Flows for the
  three months ended January 31, 1996 and 1995                            5

  Notes to Condensed Consolidated Financial Statements                    6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8

Part II - Other Information

 Items 1-6                                                                9

Signatures                                                               10

Exhibits                                                                 11

                       ENGINEERED SUPPORT SYSTEMS, INC.
                    Condensed Consolidated Balance Sheets

                                                January 31     October 31
                                                   1996           1995
                                               ------------   ------------
                                               (Unaudited)
                  ASSETS
Current Assets
 Cash                                          $    348,047   $    386,609
 Accounts receivable                              4,284,884      3,510,596
 Contract in process and inventories             13,793,072     12,117,479
 Other current assets                               757,791        614,295
                                               ------------   ------------
   Total Current Assets                          19,183,794     16,628,979

Property, plant and equipment, less accumulated
 depreciation of $12,024,269 and $11,626,806     14,471,820     14,601,129
Intangible assets                                 1,156,499      1,219,699
Other assets                                      1,391,177      1,341,805
                                               ------------   ------------
   Total Assets                                $ 36,203,290   $ 33,791,612
                                               ============   ============

  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Notes payable                                 $     39,326   $  1,124,041
 Current maturities of long-term debt               790,491        827,371
 Accounts payable                                11,174,734      7,702,941
 Other current liabilities                        2,002,335      2,274,919
                                               ------------   ------------
   Total Current Liabilities                     14,006,886     11,929,272

Long-term debt                                    2,590,281      2,755,157
Deferred income taxes                             2,722,059      2,722,059
ESOP guaranteed bank loan                         1,131,600      1,168,500

Shareholders' Equity
 Common stock, par value $.01 per share;
  10,000,000 shares authorized; 3,463,961
  and 3,456,961 shares issued                        34,640         34,570
 Additional paid-in capital                       7,953,172      7,917,844
 Retained earnings                               10,673,107     10,217,090
                                               ------------   ------------
                                                 18,660,919     18,169,504

 Less ESOP guaranteed bank loan                   1,131,600      1,168,500
 Less treasury stock at cost, 473,828
  and 475,835 shares                              1,776,855      1,784,380
                                               ------------   ------------
                                                 15,752,464     15,216,624
                                               ------------   ------------
   Total Liabilities and Shareholders' Equity  $ 36,203,290   $ 33,791,612
                                               ============   ============

See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                 Condensed Consolidated Statements of Income

                                 (Unaudited)

                                              Three Months Ended
                                                   January 31
                                      -----------------------------------
                                          1996                    1995
                                      ------------           ------------
Net revenues                          $ 17,047,573           $ 15,343,691

Cost of revenues                        14,567,185             13,139,770
                                      ------------           ------------
Gross profit                             2,480,388              2,203,921

Selling, general and
 administrative expense                  1,535,673              1,450,023
                                      ------------           ------------
Income from operations                     944,715                753,898

Interest expense                           135,887                204,285
                                      ------------           ------------
Income before income taxes                 808,828                549,613

Income tax provision                       323,000                220,000
                                      ------------           ------------
Net income                            $    485,828           $    329,613
                                      ============           ============
Net income per share                         $ .15                  $ .10
                                             =====                  =====

See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                Condensed Consolidated Statements of Cash Flows

                                 (Unaudited)

                                                  Three Months Ended
                                                       January 31
                                             ----------------------------

                                                 1996             1995
                                            -------------    -------------
From operating activities:
 Net income                                 $     485,828   $      329,613
 Depreciation and amortization                    467,836          472,677
                                            -------------   --------------
  Cash provided (used) before changes in
   operating assets and liabilities               953,664          802,290
 Net (increase) decrease in non-cash
  current assets                               (2,593,377)       1,863,554
 Net increase (decrease) in non-cash
  current liabilities                           3,199,210       (1,086,536)
 (Increase) decrease in other assets              (42,997)         (53,871)
                                            -------------   --------------
  Net cash provided by (used in) operating
   activities                                   1,516,500        1,525,437
                                            -------------   --------------
From investing activities:
 Additions to property, plant and equipment      (268,155)        (140,790)
 Disposal of property, plant and equipment                          68,850
                                            -------------   --------------
  Net cash provided by (used in) investing
   activities                                    (268,155)         (71,940)
                                            -------------   --------------
From financing activities:
 Net payments under line-of-credit
  agreements                                   (1,084,715)      (1,591,031)
 Payments of long-term debt                      (201,756)        (253,303)
 Exercise of stock options                         29,375
 Cash dividend                                    (29,811)
                                            -------------   --------------
  Net cash provided by (used in) financing
   activities                                  (1,286,907)      (1,844,334)
                                            -------------   --------------
Net increase (decrease) in cash                   (38,562)        (390,837)

Cash at beginning of period                       386,609          417,748
                                            -------------   --------------
Cash at end of period                        $    348,047   $       26,911
                                           ==============   ==============

See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                       Notes to Condensed Consolidated
                       Financial Statements (Unaudited)
                               January 31, 1996

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended October 31, 1995.

Note B - Net Income per Share

Net income per share for the three months ended January 31, 1996 and 1995 is based on the weighted average number of common and common equivalent shares outstanding of 3,221,091 and 3,370,632, respectively. Common equivalent shares represent common stock options as computed based on the treasury stock method. Primary and fully diluted earnings per share are substantially the same for each of the periods presented.

Note C - Long-Term Debt

In December 1994, the Company retired the outstanding balance of the Industrial Development Refunding Revenue Bonds with proceeds generated upon restructuring its existing bank term loan. As a result, the balance of the term loan increased from $865,091 at October 31, 1994 to $2,768,088. The restructured term loan, as amended in September 1995, bears interest at the bank's prime rate and is payable in monthly installments of $60,402 plus interest through 1998.

Note D - Contracts in Process and Inventories

Contracts in process and inventories are comprised of the following:

                                       January 31, 1996    October 31, 1995
                                       ----------------    ----------------
Raw materials                             $1,635,381          $1,594,199
Work-in-process                              176,272             142,615
Finished goods                               488,049             368,400
Inventories substantially applicable to
 government contracts in process, less
 progress payments of $20,963,133 and
 $15,182,542                              11,493,370          10,012,265
                                         -----------         -----------
                                         $13,793,072         $12,117,479
                                         ===========         ===========

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

                       ENGINEERED SUPPORT SYSTEMS, INC.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Results of Operations

Revenues increased 11% in the first quarter of 1996 to $17.0 million from $15.3 million in the first quarter of 1995. The increase in revenues was generated primarily by the Company's defense subsidiary, Engineered Air Systems, Inc. (Engineered Air). Production levels remained high at Engineered Air, driven by its contracts for C-5 and MA-3D Flight Line Air Conditioners, Harvest Falcon Water Distribution Systems, Army Space Heaters and Revetment Kits.

Gross profit for the first quarter of 1996 increased $0.3 million, or 13%, over the amount for the comparable 1995 period primarily reflecting the increase in production volume at Engineered Air. The gross margin for the first quarter of 1996 was 14.5% as compared to 14.4% for the first quarter of 1995.

Selling, general and administrative expense was $1.54 million and $1.45 million in the first quarter of 1996 and 1995, respectively. As a percent of net revenues, selling, general and administrative expense decreased from 9.5% in 1995 to 9.0% in 1996 as a result of management's continuing efforts to limit the growth of overhead expenses while increasing consolidated revenues.

Interest expense decreased $68,000, or 33%, in the first quarter of 1996 as compared with the first quarter of 1995. This was primarily the result of continuing strong cash flow at Engineered Air.

Liquidity and Capital Resources

At January 31, 1996, the Company's working capital and ratio of current assets to current liabilities were $5.2 million and 1.37 to 1 as compared to $4.7 million and 1.39 to 1 at October 31, 1995. As of January 31, 1996, the Company had $6.3 million of unused credit related to its loan agreement.

Business and Market Considerations

As of January 31, 1996, Engineered Air's funded backlog of defense orders was $102 million compared to $92 million a year ago.

Historically, the Company has been heavily dependent on the U.S. Government for business. However, the company began a plan of diversification in 1993 with the acquisition of ESP. This acquisition provided expansion into the commercial marketplace. Management intends to continue to pursue new acquisitions and business opportunities to complement existing product lines and provide strategic diversification.

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

11. Statement Re: Computation of Net Income Per Share.

25. Statement Re: Summary Financial Information

(b) No reports on Form 8-K were filed during the quarter ended January 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ENGINEERED SUPPORT SYSTEMS, INC.

Date: March 15, 1996             By:     /s/ MICHAEL F. SHANAHAN SR.
      --------------                --------------------------------------
                                              MICHAEL F. SHANAHAN SR.
                                        Chairman of the Board, President
                                          and Chief Executive Officer



Date: March 15, 1996             By:        /s/ GARY C. GERHARDT
      --------------                --------------------------------------
                                                GARY C. GERHARDT
                                          Executive Vice President and
                                             Chief Financial Officer

                                                                 Exhibit 11
                   ENGINEERED SUPPORT SYSTEMS, INC.
          Statement Re:  Computation of Net Income Per Share

                                                  Three Months Ended
                                                       January 31
                                            ----------------------------
                                                1996            1995
                                           --------------  -------------
NET INCOME                                 $     485,828   $     329,613
                                           =============    ============
NET INCOME PER SHARE

 Average shares outstanding                    2,983,443       3,167,304
                                           =============    ============
 Net income                                        $ .16           $ .10
                                           =============    ============

PRIMARY EARNINGS PER SHARE

 Average shares outstanding                    2,983,443       3,167,304
 Net effect of dilutive
  stock options (1)                              230,445         203,328
                                           -------------    ------------
                                               3,213,888       3,370,632
                                           =============    ============
Net income                                         $ .15           $ .10
                                           =============    ============

FULLY DILUTED EARNINGS PER SHARE

 Average shares outstanding                    2,983,443       3,167,304

 Net effect of dilutive stock
  options (1)                                    237,648         203,328
                                           -------------    ------------
                                               3,221,091       3,370,632
                                           =============    ============
Net income                                         $ .15           $ .10
                                           =============    ============

(1) Based on the treasury stock method