Form 10-Q
period 1996-04-30
ENGINEERED SUPPORT SYSTEMS INC
filed 1996-06-10
CIK 772891

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d)

                    of the Securities Exchange Act of 1934

For the six months ended April 30, 1996      Commission file number 0-13880

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

The number of shares of the Registrant's common stock, $.01 par value, outstanding at May 31, 1996 was 3,102,906.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                                    INDEX

                                                                       Page
                                                                       ----
Part I - Financial Information

 Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets as of April 30, 1996
  and October 31, 1995                                                    3

  Condensed Consolidated Statements of Income for the three
  months and six months ended April 30, 1996 and 1995                     4

  Condensed Consolidated Statements of Cash Flows for the
  six months ended April 30, 1996 and 1995                                5

  Notes to Condensed Consolidated Financial Statements                    6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              7

Part II - Other Information

 Items 1-6                                                                8

Signatures                                                                9

Exhibits                                                                 10

                       ENGINEERED SUPPORT SYSTEMS, INC.
                    Condensed Consolidated Balance Sheets

                                                 April 30     October 31
                                                   1996           1995
                                               ------------   ------------
                                               (Unaudited)
                  ASSETS
Current Assets
 Cash                                          $    132,524   $    386,609
 Accounts receivable                              3,000,287      3,510,596
 Contracts in process and inventories            12,778,155     12,117,479
 Other current assets                               916,591        614,295
                                               ------------   ------------
   Total Current Assets                          16,827,557     16,628,979

Property, plant and equipment, less accumulated
 depreciation of $12,405,274 and $11,626,806     14,294,307     14,601,129
Intangible assets                                 1,093,299      1,219,699
Other assets                                      1,431,444      1,341,805
                                               ------------   ------------
   Total assets                                $ 33,646,607   $ 33,791,612
                                               ============   ============
  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Notes payable                                 $    285,705   $  1,124,041
 Current maturities of long-term debt               790,491        827,371
 Accounts payable                                 7,396,237      7,702,941
 Other current liabilities                        2,279,443      2,274,919
                                               ------------   ------------
   Total Current Liabilities                     10,751,876     11,929,272

Long-term debt                                    2,392,273      2,755,157
Deferred income taxes                             2,722,059      2,722,059
ESOP guaranteed bank loan                         1,094,700      1,168,500

Shareholders' Equity
 Common stock, par value $.01 per share;
  10,000,000 shares authorized; 3,520,336
  and 3,456,961 shares issued                        35,203         34,570
 Additional paid-in capital                       8,175,312      7,917,844
 Retained earnings                               11,390,316     10,217,090
                                               ------------   ------------
                                                 19,600,831     18,169,504

 Less ESOP guaranteed bank loan                   1,094,700      1,168,500
 Less treasury stock at cost, 478,367
  and 475,835 shares                              1,820,432      1,784,380
                                               ------------   ------------
                                                 16,685,699     15,216,624
                                               ------------   ------------
   Total Liabilities and Shareholders' Equity  $ 33,646,607   $ 33,791,612
                                               ============   ============

See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                 Condensed Consolidated Statements of Income

                                 (Unaudited)

                               Three Months Ended        Six Months Ended
                                    April 30                 April 30
                           ----------------------     ---------------------
                             1996         1995        1996         1995
                          ---------    ----------   ---------   ----------
Net revenues            $ 18,923,798 $ 17,654,978 $ 35,971,371 $ 32,998,669

Cost of revenues          15,955,531   14,795,359   30,522,716   27,935,129
                        ------------ ------------ ------------ ------------
Gross profit               2,968,267    2,859,619    5,448,655    5,063,540

Selling, general and
 administrative expense    1,623,960    1,490,492    3,159,633    2,940,515
                        ------------ ------------ ------------ ------------
Income from operations     1,344,307    1,369,127    2,289,022    2,123,025

Interest expense             150,099      242,897      285,986      447,182
                        ------------ ------------ ------------ ------------
Income before income
 taxes                     1,194,208    1,126,230    2,003,036    1,675,843

Income tax provision         477,000      451,000      800,000      671,000
                        ------------ ------------ ------------ ------------
Net income              $    717,208 $    675,230 $  1,203,036 $  1,004,843
                        ============ ============ ============ ============
Net income per share           $ .22        $ .20        $ .37        $ .30
                        ============ ============ ============ ============


See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC.

               Condensed Consolidated Statements of Cash Flows

                                 (Unaudited)

                                                  Six Months Ended
                                                      April 30
                                             ----------------------------
                                                 1996             1995
                                            -------------    -------------
From operating activities:
 Net income                                 $   1,203,036   $    1,004,843
 Depreciation and amortization                    919,214          957,059
                                            -------------   --------------
  Cash provided (used) before changes in
   operating assets and liabilities             2,122,250        1,961,902
 Net (increase) decrease in non-cash
  current assets                                 (452,663)         465,415
 Net increase (decrease) in non-cash current
  liabilities                                    (302,180)         126,397
 (Increase) decrease in other assets              (76,052)         200,971
                                            -------------   --------------
  Net cash provided by (used in) operating
   activities                                   1,291,355        2,754,685
                                            -------------   --------------
From investing activities:
 Additions to property, plant and equipment      (471,646)        (470,703)
 Disposals of property, plant and equipment                         73,100
                                             -------------   --------------
  Net cash provided by (used in) investing
   activities                                    (471,646)        (397,603)
                                            -------------   --------------
From financing activities:
 Net payments under line-of-credit
  agreement                                      (838,336)        (957,723)
 Payments of long-term debt                      (399,764)        (733,363)
 Purchase of treasury stock                       (51,422)        (972,586)
 Exercise of stock options                        245,539            2,879
 Cash dividend                                    (29,811)
                                            -------------   --------------
  Net cash provided by (used in) financing
   activities                                  (1,073,794)      (2,660,793)
                                            -------------   --------------
Net increase (decrease) in cash                  (254,085)        (303,711)

Cash at beginning of period                       386,609          417,748
                                            -------------   --------------
Cash at end of period                        $    132,524   $      114,037
                                           ==============   ==============

See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                       Notes to Condensed Consolidated
                       Financial Statements (Unaudited)
                                April 30, 1996

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note B - Net Income per Share

Net income per share is based on the weighted average number of common and common equivalent shares outstanding of 3,256,495 and 3,313,480 for the three months ended April 30, 1996 and 1995, respectively, and 3,247,858 and 3,366,268 for the six months ended April 30, 1996 and 1995, respectively. Common equivalent shares represent common stock options as computed based on the treasury stock method. Primary and fully diluted earnings per share are substantially the same for each of the periods presented.

Note C - Contracts in Process and Inventories

Contracts in process and inventories of Engineered Air Systems, Inc. represent accumulated contract costs, estimated earnings thereon based upon the percentage of completion method and contract inventories reduced by the contract value of delivered items. Inventories of Engineered Specialty Plastics, Inc. are valued at the lower of cost or market using the first-in, first-out method. Contracts in process and inventories are comprised of the following:

                                        April 30, 1996     October 31, 1995
                                       ----------------    ----------------
Raw materials                              $2,103,554          $1,594,199
Work-in-process                                89,922             142,615
Finished goods                                392,596             368,400
Inventories substantially applicable to
 government contracts in process, less
 progress payments of $23,491,318 and
 $15,182,542                               10,192,083          10,012,265
                                          -----------         -----------
                                          $12,778,155         $12,117,479
                                          ===========         ===========

                       ENGINEERED SUPPORT SYSTEMS, INC.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Results of Operations

Revenues increased 7% in the second quarter of 1996 to $18.9 million from $17.7 million in the second quarter of 1995, and increased 9% to $36.0 million in the first six months of 1996 from $33.0 million in the first half of 1995. The increase in revenues was generated primarily by the Company's defense subsidiary, Engineered Air Systems, Inc. (Engineered
Air). Production levels remained high at Engineered Air, driven by its contracts for C-5 and MA-3D Flight Line Air Conditioners, Harvest Falcon Water Distribution Systems, Army Space Heaters, Revetment Kits and Aviation Ground Power Units.

Gross profit for the second quarter of 1996 increased $0.1 million, or 4%, over the amount for the comparable 1995 period primarily reflecting the increase in production volume at Engineered Air. The gross margin for the second quarter of 1996 was 15.7% as compared to 16.2% for the second quarter of 1995.

Selling, general and administrative expense was $1.62 million and $1.49 million in the second quarter of 1996 and 1995, respectively. As a percent of net revenues, selling, general and administrative expense increased from 8.4% in the second quarter of 1995 to 8.6% in 1996. For the six months ended April 30, 1996, this percentage was 8.8% compared to 8.9% for the first half of 1995.

Interest expense decreased $93,000, or 38%, in the second quarter of 1996 as compared with the second quarter of 1995. This was primarily the result of continuing strong cash flow at Engineered Air.

Liquidity and Capital Resources

At April 30, 1996, the Company's working capital and ratio of current assets to current liabilities were $6.1 million and 1.57 to 1 as compared to $4.7 million and 1.39 to 1 at October 31, 1995. As of April 30, 1996, the Company had $5.3 million of unused credit related to its loan agreement.

Business and Market Considerations

As of April 30, 1996, Engineered Air's funded backlog of defense orders was $104 million compared to $82 million a year ago.

Historically, the Company has been heavily dependent on the U.S. Government for business. However, the Company began a plan of diversification in 1993 with the acquisition of ESP. This acquisition has provided expansion into the commercial marketplace. Management intends to continue to pursue new acquisitions and business opportunities to complement existing product lines and provide strategic diversification.

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

(b) No reports on Form 8-K were filed during the six months ended April 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ENGINEERED SUPPORT SYSTEMS, INC.

Date: June 14, 1996               By:     /s/ MICHAEL F. SHANAHAN SR.
      -------------                  --------------------------------------
                                              MICHAEL F. SHANAHAN SR.
                                        Chairman of the Board, President
                                          and Chief Executive Officer



Date: June 14, 1996              By:        /s/ GARY C. GERHARDT
      -------------                 --------------------------------------
                                                GARY C. GERHARDT
                                          Executive Vice President and
                                             Chief Financial Officer

                                                                 Exhibit 11
ENGINEERED SUPPORT SYSTEMS, INC.
Statement Re:  Comp    utation of Net Income Per Share

                            Three Months Ended         Six Months Ended
                                 April 30                  April 30
                       ---------------------------  -----------------------
                            1996          1995         1996        1995
                       ------------- -------------  ----------- -----------
NET INCOME             $     717,208 $     675,230  $ 1,203,036 $ 1,004,843
                       ============= =============  =========== ===========
NET INCOME PER SHARE

 Average shares
 outstanding               3,025,947     3,075,471    3,004,461   3,122,149
                       ============= =============  =========== ===========
 Net income                    $ .24         $ .22        $ .40       $ .32
                       ============= =============  =========== ===========

PRIMARY EARNINGS
 PER SHARE

 Average shares
  outstanding              3,025,947     3,075,471    3,004,461   3,122,149

 Net effect of
  dilutive stock
  options (1)                212,821       214,677      221,730     208,908
                       ------------- -------------  ----------- -----------
                           3,238,768     3,290,148    3,226,191   3,331,057
                       ============= =============  =========== ===========
 Net income                    $ .22         $ .21        $ .37       $ .30
                       ============= =============  =========== ===========

FULLY DILUTED EARNINGS
 PER SHARE

 Average shares
  outstanding              3,025,947     3,075,471    3,004,461   3,122,149

 Net effect of dilutive
  stock options (1)          230,548       238,009      243,397     244,119
                       ------------- -------------  ----------- -----------
                           3,256,495     3,315,480    3,247,858   3,366,268
                       ============= =============  =========== ===========
 Net income                    $ .22         $ .20        $ .37       $ .30
                       ============= =============  =========== ===========

(1) Based on the treasury stock method