Form 10-Q
period 1996-07-31
ENGINEERED SUPPORT SYSTEMS INC
filed 1996-09-13
CIK 772891

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d)

                    of the Securities Exchange Act of 1934

For the nine months ended July 31, 1996      Commission file number 0-13880

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

The number of shares of the Registrant's common stock, $.01 par value, outstanding at August 31, 1996 was 3,148,245.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                                    INDEX

                                                                       Page
                                                                       ----
Part I - Financial Information

 Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets as of July 31, 1996
  and October 31, 1995                                                    3

  Condensed Consolidated Statements of Income for the three
  months and nine months ended July 31, 1996 and 1995                     4

  Condensed Consolidated Statements of Cash Flows for the
  nine months ended July 31, 1996 and 1995                                5

  Notes to Condensed Consolidated Financial Statements                    6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              7

Part II - Other Information

 Items 1-6                                                                8

Signatures                                                                9

Exhibits                                                                 10

                       ENGINEERED SUPPORT SYSTEMS, INC.
                    Condensed Consolidated Balance Sheets

                                                 July 31       October 31
                                                   1996           1995
                                               ------------   ------------
                                               (Unaudited)
                  ASSETS
Current Assets
 Cash                                          $    134,343   $    386,609
 Accounts receivable                              4,822,979      3,510,596
 Contract in process and inventories             10,443,435     12,117,479
 Other current assets                               874,882        614,295
                                               ------------   ------------
   Total Current Assets                          16,275,639     16,628,979

Property, plant and equipment, less accumulated
 depreciation of $12,767,948 and $11,626,806     14,082,771     14,601,129
Intangible assets                                 1,030,099      1,219,699
Other assets                                      1,445,703      1,341,805
                                               ------------   ------------
   Total assets                                $ 32,834,212   $ 33,791,612
                                               ============   ============
  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Notes payable                                 $     11,889   $  1,124,041
 Current maturities of long-term debt               790,491        827,371
 Accounts payable                                 5,824,832      7,702,941
 Other current liabilities                        2,344,410      2,274,919
                                               ------------   ------------
   Total Current Liabilities                      8,971,622     11,929,272

Long-term debt                                    2,194,521      2,755,157
Deferred income taxes                             2,722,059      2,722,059
ESOP guaranteed bank loan                         1,057,800      1,168,500

Shareholders' Equity
 Common stock, par value $.01 per share;
  10,000,000 shares authorized; 3,617,273
  and 3,456,961 shares issued                        36,173         34,570
 Additional paid-in capital                       8,651,730      7,917,844
 Retained earnings                               12,270,765     10,217,090
                                               ------------   ------------
                                                 20,958,668     18,169,504

 Less ESOP guaranteed bank loan                   1,057,800      1,168,500
 Less treasury stock at cost, 502,528
  and 475,835 shares                              2,012,658      1,784,380
                                               ------------   ------------
                                                 17,888,210     15,216,624
                                               ------------   ------------
   Total Liabilities and Shareholders' Equity  $ 32,834,212   $ 33,791,612
                                               ============   ============

See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                 Condensed Consolidated Statements of Income

                                 (Unaudited)

                               Three Months Ended        Nine Months Ended
                                    July 31                  July 31
                           ----------------------     ---------------------
                             1996         1995        1996         1995
                          ---------    ----------   ---------   ----------
Net revenues            $ 21,623,122 $ 15,453,962 $ 57,594,493 $ 48,452,631

Cost of revenues          18,359,046   12,739,072   48,881,762   40,674,201
                        ------------ ------------ ------------ ------------
Gross profit               3,264,076    2,714,890    8,712,731    7,778,430

Selling, general and
 administrative expense    1,661,494    1,334,492    4,821,127    4,275,007
                        ------------ ------------ ------------ ------------
Income from operations     1,602,582    1,380,398    3,891,604    3,503,423

Interest expense              77,188      243,357      363,174      690,539
                        ------------ ------------ ------------ ------------
Income before income
 taxes                     1,525,394    1,137,041    3,528,430    2,812,884

Income tax provision         609,000      453,000    1,409,000    1,124,000
                        ------------ ------------ ------------ ------------
Net income              $    916,394 $    684,041 $  2,119,430 $  1,688,884
                        ============ ============ ============ ============
Net income per share           $ .28        $ .21        $ .65        $ .51
                        ============ ============ ============ ============


See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC.

               Condensed Consolidated Statements of Cash Flows

                                 (Unaudited)

                                                  Nine Months Ended
                                                       July 31
                                             ----------------------------
                                                 1996             1995
                                            -------------    -------------
From operating activities:
 Net income                                 $   2,119,430   $    1,688,884
 Depreciation and amortization                  1,352,261        1,451,732
                                            -------------   --------------
  Cash provided (used) before changes in
   operating assets and liabilities             3,471,691        3,140,616
 Net (increase) decrease in non-cash
  current assets                                  101,074          638,068
 Net increase (decrease) in non-cash current
  liabilities                                  (1,808,618)        (713,487)
 (Increase) decrease in other assets              (83,231)         167,318
                                            -------------   --------------
  Net cash provided by (used in) operating
   activities                                   1,680,916        3,232,515
                                            -------------   --------------
From investing activities:
 Additions to property, plant and equipment      (622,784)        (772,880)
 Disposals of property, plant and equipment                         73,100
                                             -------------   --------------
  Net cash provided by (used in) investing
   activities                                    (622,784)        (699,780)
                                            -------------   --------------
From financing activities:
 Net payments under line-of-credit
  agreement                                    (1,112,152)      (1,068,403)
 Payments of long-term debt                      (597,516)        (930,053)
 Purchase of treasury stock                      (250,544)        (972,586)
 Exercise of stock options                        715,568          175,873
 Cash dividends                                   (65,754)         (29,337)

                                            -------------   --------------
  Net cash provided by (used in) financing
   activities                                  (1,310,398)      (2,824,506)
                                            -------------   --------------
Net increase (decrease) in cash                  (252,266)        (291,771)

Cash at beginning of period                       386,609          417,748
                                            -------------   --------------
Cash at end of period                        $    134,343   $      125,977
                                           ==============   ==============

See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                       Notes to Condensed Consolidated
                       Financial Statements (Unaudited)
                                July 31, 1996

Note A - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note B - Net Income per Share

Net income per share is based on the weighted average number of common and common equivalent shares outstanding of 3,269,781 and 3,184,918 for the three months ended July 31, 1996 and 1995, respectively, and 3,250,222 and 3,325,425 for the nine months ended July 31, 1996 and 1995, respectively. Common equivalent shares represent common stock options as computed based on the treasury stock method. Primary and fully diluted earnings per share are substantially the same for each of the periods presented.

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

                                        July 31, 1996     October 31, 1995
                                       ----------------    ----------------
Raw materials                              $1,797,634          $1,594,199
Work-in-process                               119,740             142,615
Finished goods                                334,861             368,400
Inventories substantially applicable to
 government contracts in process, less
 progress payments of $20,190,315 and
 $15,182,542                                8,191,200          10,012,265
                                          -----------         -----------
                                          $10,443,435         $12,117,479
                                          ===========         ===========

                       ENGINEERED SUPPORT SYSTEMS, INC.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Results of Operations

Revenues increased 40% in the third quarter of 1996 to $21.6 million from $15.5 million in the third quarter of 1995, and increased 19% to $57.6 million in the first nine months of 1996 from $48.5 million in the first nine months of 1995. The increase in revenues was generated primarily by the Company's defense subsidiary, Engineered Air Systems, Inc. (Engineered
Air). Production levels remained high at Engineered Air, driven by its contracts for Flight Line Air Conditioners, Water Distribution Systems, Army Space Heaters, Revetment Kits and Aviation Ground Power Units.

Gross profit for the third quarter of 1996 increased $0.5 million, or 20% over the amount for the comparable 1995 period, primarily reflecting the increase in production volume at Engineered Air. The gross margin for the third quarter of 1996 was 15.1% as compared to 17.6% for the third quarter of 1995.

Selling, general and administrative expense was $1.67 million and $1.33 million in the third quarter of 1996 and 1995, respectively. As a percent of net revenues, selling, general and administrative expense decreased from 8.6% in the third quarter of 1995 to 7.7% in 1996. For the nine months ended July 31, 1996, this percentage was 8.4% compared to 8.8% for the first nine months of 1995.

Interest expense decreased $166,000, or 68%, in the third quarter of 1996 as compared with the third quarter of 1995. This was primarily the result of continuing strong cash flow at Engineered Air.

Liquidity and Capital Resources

At July 31, 1996, the Company's working capital and ratio of current assets to current liabilities were $7.3 million and 1.81 to 1 as compared to $4.7 million and 1.39 to 1 at October 31, 1995. As of July 31, 1996, the Company had $6.4 million of unused credit related to its loan agreement.

Business and Market Considerations

As of July 31, 1996, Engineered Air's funded backlog of defense orders was $92 million compared to $88 million a year ago.

The Company is heavily dependent on the U.S. Government for business. (Approximately 70% of consolidated net revenues for the nine months ended July 31, 1996 were derived from contracts with the U.S. Government and its agencies). The Company began a plan of diversification in 1993 with the acquisition of ESP. This acquisition provided expansion into the commercial merketplace. Management continues to pursue new acquisitions and business opportunities to complement exisiting product lines and provide strategic diversification.

                                   PART II
                              Other Information

Items 1-5 Not applicable.

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

(b) No reports on Form 8-K were filed during the nine months ended July
    31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ENGINEERED SUPPORT SYSTEMS, INC.

Date: September 6, 1996          By:     /s/ MICHAEL F. SHANAHAN SR.
      -----------------              --------------------------------------
                                              MICHAEL F. SHANAHAN SR.
                                        Chairman of the Board, President
                                          and Chief Executive Officer



Date: September 6, 1996          By:        /s/ GARY C. GERHARDT
      -----------------             --------------------------------------
                                                GARY C. GERHARDT
                                          Executive Vice President and
                                             Chief Financial Officer

                                                                 Exhibit 11
                       ENGINEERED SUPPORT SYSTEMS, INC.
              Statement Re:  Computation of Net Income Per Share

                            Three Months Ended         Nine Months Ended
                                 July 31                    July 31
                       ---------------------------  -----------------------
                            1996          1995         1996        1995
                       ------------- -------------  ----------- -----------
NET INCOME             $     916,394 $     684,041  $ 2,119,430 $ 1,688,884
                       ============= =============  =========== ===========
NET INCOME PER SHARE

 Average shares
 outstanding               3,098,075     2,931,503    3,035,894   3,057,903
                       ============= =============  =========== ===========
 Net income                    $ .30         $ .23        $ .70       $ .55
                       ============= =============  =========== ===========

PRIMARY EARNINGS
 PER SHARE

 Average shares
  outstanding              3,098,075     2,931,503    3,035,894   3,057,903

 Net effect of
  dilutive stock
  options (1)                171,881       252,597      204,992     222,809
                       ------------- -------------  ----------- -----------
                           3,269,956     3,184,100    3,240,886   3,280,712
                       ============= =============  =========== ===========
 Net income                    $ .28         $ .21        $ .65       $ .51
                       ============= =============  =========== ===========

FULLY DILUTED EARNINGS
 PER SHARE

 Average shares
  outstanding              3,098,075     2,931,503    3,035,894   3,057,903

 Net effect of dilutive
  stock options (1)          171,706       253,415      214,328     267,522
                       ------------- -------------  ----------- -----------
                           3,269,781     3,184,918    3,250,222   3,325,425
                       ============= =============  =========== ===========
 Net income                    $ .28         $ .21        $ .65       $ .51
                       ============= =============  =========== ===========

(1) Based on the treasury stock method.