Form 10-K
period 1996-10-31
ENGINEERED SUPPORT SYSTEMS INC
filed 1997-01-29
CIK 772891

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                 FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)

                    of the Securities Exchange Act of 1934

For the year ended October 31, 1996             Commission file number 0-13880

                        ENGINEERED SUPPORT SYSTEMS, INC.

            (Exact name of Registrant as specified in its charter)

           Missouri                                           43-1313242
    (State of Incorporation)                   (IRS Employer Identification No.)

     1270 North Price Road, St. Louis, Missouri                         63132
     (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code:  (314) 993-5880

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

                                              Name of each exchange on
          Title of each class                     which registered
          -------------------                 ------------------------
     Common stock, $.01 par value              Over the counter
                                               National Market System
                                               National Association of
                                                 Security Dealers

No securities are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes X   No
                                                                  ---    ---

     Based on the closing price of January 15, 1997, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $29,281,000.

     The number of shares of the Registrant's common stock, $.01 par value, outstanding at January 15, 1997 was 3,189,460.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts I and II incorporate by reference portions of the Engineered Support Systems, Inc. Annual Report to Shareholders (the Annual Report) for the year ended October 31, 1996. Part III incorporates by reference portions of the Engineered Support Systems, Inc. Proxy Statement for the Annual Shareholders Meeting to be held on March 6, 1997 (the Definitive Proxy Statement) to be filed within 120 days after the close of the year ended October 31, 1996.

                               PART I

ITEM 1.    BUSINESS
-------    --------

     Engineered Support Systems, Inc. (Company) is a holding company for two wholly-owned subsidiaries: Engineered Air Systems, Inc. (Engineered Air) and Engineered Specialty Plastics, Inc.(ESP).

     Engineered Air is a military ground support equipment contractor which specializes in designing, marketing and manufacturing nuclear, biological and chemical defense systems; air conditioning and heating systems; water and petroleum distribution systems; and other ground support equipment. This equipment is designed to be used in any location where U.S. forces may be deployed. It is designed for rapid deployment and multi-purpose use in remote locations. Substantially all of Engineered Air's revenues have come from the sale of equipment to the Department of Defense
(DOD) and defense contractors. ESP is a manufacturer of injection molded plastic products used primarily in consumer goods such as television cabinets, computer terminals, communication and word processing equipment, automotive components, lawn and garden equipment, medical devices and storage containers. ESP also produces Lifetime Faucets, a proprietary line of nonmetallic faucets.

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

     The Company believes its ability to identify and respond quickly to changing military needs enhances Engineered Air's ability to obtain new contracts. The Company believes its defense operations are to some extent insulated from the effect of reductions or elimination of specific military programs because of the relative stability of the demand for military ground support equipment and Engineered Air's ability to provide a wide variety of products to that market. This is especially true with the recent trend of the Government away from nuclear threats and toward support for our conventional forces, with an emphasis on mobility and rapid deployment.

     ESP's principal customers are large, well-established producers of consumer products. (For the year ended October 31, 1996, 23% of ESP sales were to one customer). Sales of custom molded plastic products are both direct and through sales representatives. Customers typically submit sample parts and drawings to ESP for quotations. An accepted quote sheet is formalized and becomes the contract. Contracts can be canceled on 30 days notice.

     A significant portion of ESP sales are of storage containers. ESP anticipates that container sales will remain strong as it is in geographic proximity to several large purchasers of these products, including companies within the poultry industry. The Company also anticipates that sales for ESP will continue to be strong within the office equipment market. Custom molded parts for computer terminals, communication and word processing equipment represent a significant portion of sales volume. However, ESP is capable of producing a wide variety of custom molded products including automotive parts, medical apparatus, electronic switching equipment, electrical appliances, and most small electronic devices. Sales of its proprietary line of kitchen and lavatory faucets are primarily through sales representatives, and focus on service and price.

ENGINEERING
-----------

     Engineered Air has approximately 23 persons engaged in activities for the development of new products and the improvement of existing products. Essentially all of Engineered Air's development activities are conducted pursuant to U.S. Government contracts in response to designated performance specifications. The Company's own expenditures on research and development were insignificant during the three-year period ended October 31, 1996.

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

MANUFACTURING AND PROCUREMENT
-----------------------------

     Engineered Air manufactures certain components for its products and systems including fabricated metal cabinets, control panels and frames. However, a significant portion of parts and materials for the products manufactured by Engineered Air are purchased from third party suppliers. Engineered Air believes that the materials and services it requires are readily available through competitive sources and that it is not dependent upon any one particular subcontractor or vendor. Engineered Air is qualified by the U.S. Government to the military quality control specifications MIL-I-45208 and MIL-Q-9858, which apply to all contracts currently in progress.

     ESP's principal competitive advantage lies in the fact that it is vertically integrated, with the manufacturing facilities to both mold and finish plastic to high quality specifications. ESP operates 30 injection molding machines ranging in size from 45 to 1,500 tons of clamp pressure. Material handling capacity is achieved through five silos with a combined capacity exceeding 200,000 pounds, a central vacuum loading system, blend mixers, and a computer-integrated MRP system. Finishing equipment is "state of the art" and includes a 650 foot paint conveyor, 20 paint spray booths, drying ovens, hot stamp machines, pad printing machines, silk screen machines, a 150 foot motorized assembly line and sonic welders.

     ESP also manufactures and distributes Lifetime Faucets, a proprietary line of plastic lavatory and kitchen faucets. ESP subcontracts the assembly and packaging of these faucets to an outside vendor. Assembly supervision, as well as molding requirements, are maintained by ESP.

PRODUCTS
--------

     Products are manufactured by the Company within two industry segments: military ground support equipment produced by Engineered Air and custom molded plastic products produced by ESP. Pages 3 and 14 of the 1996
Annual Report to shareholders are incorporated herein by reference.

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

     The Company considers its proprietary information and patents to be valuable assets. However, the Company's business is not materially dependent on patent protection.

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

DEFENSE BACKLOG
---------------

     The following table summarizes funded defense backlog information (in millions) as of October 31 for the indicated years:

                      1996             $90.7
                      1995              90.4
                      1994              77.9
                      1993              52.8
                      1992              38.4

The backlog is exclusive of any options to order the Company's products under existing contracts. The Company's contracts contain customary provisions permitting termination at the convenience of the U.S. Government. See "Government Contracting."

EMPLOYEES
---------

     At December 31, 1996, the Company employed 353 persons. Of the 226 employees at Engineered Air, 177 were engaged in manufacturing activities, 23 in engineering activities, and 26 in office administration and management functions. Approximately 100 of Engineered Air's employees are covered by a collective bargaining agreement with Lodge 1012 of the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers, and Helpers, A.F.L.-C.I.O. Effective November 1, 1995, Engineered Air entered into an agreement with the bargaining unit, which expires October 31, 1998.

     Of the 127 employees at ESP, 99 are engaged in manufacturing activities and 28 in sales, office administration and management functions.

     The Company considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES
-------  ----------

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

     Engineered Air leases a building consisting of approximately 40,000 square feet on 3 acres in New Haven, Missouri. This facility is used for manufacturing and assembly. Engineered Air also leases approximately 14,000 square feet in St. Louis County, Missouri. This facility is also used for manufacturing and assembly.

     ESP owns a manufacturing facility in Hot Springs, Arkansas. The Company-owned building consists of approximately 100,000 square feet on 4.5 acres.

     The Company also leases additional storage space under various short-term leases. The Company believes that its current facilities are sufficient for the conduct of its current level of operations.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

     In the opinion of management, there are no legal proceedings or threatened legal proceedings which would have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
-------  -----------------------------------------------

     There were no matters submitted to a vote of shareholders during the fourth quarter of the year ended October 31, 1996.

                              PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
-------  ----------------------------------------------------
            SHAREHOLDER MATTERS
            -------------------

     Information concerning the principal market on which the Company's common stock is traded and the high and low sale prices for such stock during 1996 is shown in Supplemental Information on page 16 of the 1996 Annual Report, incorporated herein by reference. During 1995, the Company initiated a semi-annual dividend program. The most recently declared dividend was in the amount of $.0115 per share payable January 31, 1997 to shareholders of record as of December 31, 1996.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

     Financial data required under this section is shown in the Summary of Selected Financial Data on page 2 of the 1996 Annual Report, incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
            AND RESULTS OF OPERATIONS
            -------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations, shown on pages 4 through 5 of the 1996 Annual Report, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

     The following consolidated financial statements of Engineered Support Systems, Inc. included in the Annual Report for the year ended October 31, 1996 at the pages indicated, are incorporated herein by reference:

     Consolidated Balance Sheets, October 31, 1996 and 1995, page 6.

     Consolidated Statements of Income, years ended October 31, 1996, 1995 and
       1994, page 7.

     Consolidated Statements of Shareholders' Equity, years ended October 31,
       1996, 1995 and 1994, page 7.

     Consolidated Statements of Cash Flows, years ended October 31, 1996, 1995 and 1994, page 8.

     Notes to Consolidated Financial Statements, pages 9 through 14.

The quarterly financial information included in Supplementary Information on page 16 of the 1996 Annual Report is incorporated herein by reference.

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
            FINANCIAL DISCLOSURES
            ---------------------

     None.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

     The executive officers and directors of the Company, Engineered Air and ESP as of January 15, 1997 are as follows:

                Name                 Age               Position
-----------------------------------  ---  --------------------------------------
Michael F. Shanahan Sr.<F1>           57  Chairman, President, Chief
                                          Executive Officer and Director
                                          (Company)

John J. Wichlenski<F1>                53  Director (Company) and President
                                          and Chief Executive Officer
                                          (Engineered Air)

W. Raymond Barrett<F1><F3>            64  Director (Company)

Alexander M. Cornwell Jr.<F2>         70  Director (Company)

Thomas J. Guilfoil<F2>                77  Director (Company)

LTG Kenneth E. Lewi<F3>               66  Director (Company)

Michael F. Shanahan Jr.<F1><F2><F3>   30  Director (Company)

Earl W. Walker<F2>                    76  Director (Company)

Earl W. Wims, Ph.D.<F3>               57  Director (Company)

John E. Capeless                      51  Vice-President and General Manager
                                          (ESP)

Ronald W. Davis                       50  Vice President-Marketing
                                          (Engineered Air)

Michael W. Donnelly                   41  Vice President-Manufacturing
                                          (Engineered Air)

Gary C. Gerhardt                      51  Executive Vice President
                                          and Chief Financial Officer
                                          (Company, Engineered Air and ESP)

Dan D. Jura                           44  Vice President-Sales
                                          (Engineered Air)

E. Allen Springer Jr.                 51  Vice President-Engineering
                                          (Engineered Air)

-------------------
<F1> Member of Executive Committee
<F2> Member of Audit Committee
<F3> Member of Compensation Committee

     The officers serve at the discretion of the Board of Directors, subject to the terms and conditions of their employment agreements.

EXECUTIVE OFFICERS
------------------

     Michael F. Shanahan Sr. has been a director of the Company since its formation. Mr. Shanahan was named the Chief Executive Officer of the Company in 1985. He was named Chairman of the Company and of Engineered Air in 1987, and was named Chairman of ESP upon its acquisition in 1993.

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

     John E. Capeless has been Vice President and General Manager of ESP since April 1996. Prior thereto, he was Vice President of Operations for Atlantis Plastics, Inc. from 1994. He served as Director of Manufacturing for Frem Corporation from 1989 to 1994.

     Michael W. Donnelly has been Vice President-Manufacturing of Engineered Air since March 1996. He served as Director of Manufacturing from May 1994 to March 1996. Prior thereto, he was Manager of Industrial Engineering since 1989. Mr. Donnelly joined Engineered Air in 1981.

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

     Earl E. Walker has been a director of the Company since March 1996. He has been the President and principal shareholder of Carr Lane Manufacturing since founding it in 1952.

     Earl W. Wims, Ph.D. has been a director of the Company since December 1991. He has been Chairman of Marketing Horizons, a marketing research and consulting firm, since 1986.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

     Information concerning executive compensation is shown in the Company's Definitive Proxy Statement (to be filed within 120 days after the close of the fiscal year ended October 31, 1996) incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT
--------  -------------------------------------------------------------

     Information relating to the ownership of the Company's securities by certain beneficial owners and management is shown in the Definitive Proxy Statement (to be filed within 120 days after the close of the year ended October 31, 1996) incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     Information on certain relationships, related transactions and affiliation of directors is shown in the Definitive Proxy Statement (to be filed within 120 days after the close of the year ended October 31, 1996) incorporated herein by reference.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------  -----------------------------------------------------------------

(a) (1) and (2)  Index of Financial Statements and Financial Statement
Schedules

     The following consolidated financial statements of Engineered Support Systems, Inc., included in the 1996 Annual Report of the registrant to its shareholders, are incorporated by reference in Item 8:

     Report of Independent Accountants

     Consolidated Balance Sheets-October 31, 1996 and 1995

     Consolidated Statements of Income-years ended October 31, 1996, 1995 and 1994.

     Consolidated Statements of Shareholders' Equity-years ended October 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows-years ended October 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements-October 31, 1996

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3. List of Exhibits (listed by numbers corresponding to exhibit table of Item 601 in regulation S-K)

     3.1  Articles of Incorporation of Engineered Support Systems, Inc. <F1>

     3.2  Amendment of Articles of Incorporation <F2>

     3.3  Amended and Restated By-Laws of Engineered Support Systems, Inc. <F2>

     4.1 Credit Agreement dated August 19, 1993 by and between The Boatmen's National Bank of St. Louis and Engineered Support Systems, Inc. <F8>

     4.2  Engineered Air Systems, Inc. 1987 Stock Equity Plan <F4>

     4.3  Engineered Air Systems, Inc. 1990 Stock Equity Plan <F5>

     4.4  Engineered Air Systems, Inc. 1991 Stock Equity Plan <F9>

     4.5 Engineered Support Systems, Inc. 1992 Stock Option Plan for Nonemployee Directors <F10>

     4.6  Engineered Support Systems, Inc. 1993 Stock Option Plan <F11>

     4.7  Engineered Air Systems, Inc. Employee Stock Ownership Plan <F6>

     4.8 Trust Agreement for the Engineered Air Systems, Inc. Employee Stock Ownership Trust <F6>

    10.1  Employment Agreement with Michael F. Shanahan Sr. <F3>

    10.2  Form of Indemnification Agreement with Directors <F2>

    10.3 Lease Agreement dated February 15, 1992 by and between Engineered Air Systems, Inc. and Hermann Marketing, Inc. <F7>

    10.4 Covenants Not to Compete dated March 8, 1993 by and between Parker Boys, Inc. and KWH Holdings, as covenantors, and Engineered Support Systems, Inc. <F8>

    10.5 Form of Employment Agreement with Presidents and Vice Presidents of Engineered Air and ESP. <F12>

    10.6 Engineered Support Systems, Inc. Amended and Restated Executive Incentive Plan. <F12>

    11.   Statement Re: Computation of Net Income Per Share.

    13. Engineered Support Systems, Inc. Annual Report for the year ended October 31, 1996 (the Annual Report). Except for the portions incorporated herein by reference as evidenced in the Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission and is not deemed filed as part of this 10-K.

    22.   Subsidiary of Registrant <F1>

    24.   Consent of Price Waterhouse LLP, Independent Accountants

    27.   Statement Re: Summary Financial Information

[FN]
         <F1>  This information is incorporated herein by reference from Form
               S-1 Registration Statement filed on July 10, 1985, registration Number 2-98909, as amended on August 13, 1985 and August 21, 1985.

         <F2>  This information is incorporated herein by reference from Form
               10-K Annual Report filed on January 30, 1989.

         <F3>  This information is incorporated herein by reference from Form
               10-K Annual Report filed on January 29, 1990.

         <F4>  This information is incorporated herein by reference from Form
               S-8 registration statement, effective October 3, 1990, registration Number 33-36817.

         <F5>  This information is incorporated herein by reference from Form
               S-8 registration statement, effective October 3, 1990, registration Number 33-36818.

         <F6>  This information is incorporated herein by reference from Form
               S-8 registration statement, effective June 11, 1987, registration Number 33-14504.

         <F7>  This information is incorporated herein by reference from Form
               10-K Annual Report filed on January 29, 1993.

         <F8>  This information is incorporated herein by reference from Form
               10-K Annual Report filed on January 31, 1994.

         <F9>  This information is incorporated herein by reference from Form
               S-8 registration statement, effective April 5, 1994, registration Number 33-77338.

        <F10>  This information is incorporated herein by reference from Form
               S-8 registration statement, effective April 5, 1994, registration Number 33-77340.

        <F11>  This information is incorporated herein by reference from Form
               S-8 registration statement, effective April 5, 1994, registration Number 33-77342.

        <F12>  This information is incorporated herein by reference from Form
               10-K Annual Report filed on January 27, 1996.

(b)  There were no reports filed on Form 8-K during the fourth quarter of 1996.
(c)  Exhibits
     The response to this portion of Item 14 is submitted as a separate section of this Report.
(d)  Financial Statement Schedules
     The response to this portion of Item 14 is submitted as a separate section of this Report.

                              SIGNATURES
                              ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ENGINEERED SUPPORT SYSTEMS, INC.

Dated:    January 15, 1997              By:  /s/ Gary C. Gerhardt
      ----------------------------         -------------------------------------
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

           SIGNATURE                 TITLE                         DATE
           ---------                 -----                         ----

 /s/ Michael F. Shanahan Sr.  Chairman of the                January 15, 1997
----------------------------  Board of Directors,
   MICHAEL F. SHANAHAN SR.    President and Chief
                              Executive Officer

    /s/ Gary C. Gerhardt      Executive Vice President       January 15, 1997
----------------------------  and Chief Financial Officer
      GARY C. GERHARDT

                               SIGNATURES
                               ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                           DIRECTORS
                                           ---------

 /s/ Michael F. Shanahan Sr.    Jan. 15, 1997        /s/ John J. Wichlenski      Jan. 15, 1997
------------------------------  -------------    ------------------------------  -------------
   MICHAEL F. SHANAHAN SR.          Date               JOHN J. WICHLENSKI            Date

    /s/ W. Raymond Barrett      Jan. 15, 1997      /s/ Alexander M. Cornwell     Jan. 15, 1997
------------------------------  -------------    ------------------------------  -------------
      W. RAYMOND BARRETT            Date             ALEXANDER M. CORNWELL           Date

    /s/ Thomas J. Guilfoil      Jan. 15, 1997         /s/ Kenneth E. Lewi        Jan. 15, 1997
------------------------------  -------------    ------------------------------  -------------
      THOMAS J. GUILFOIL            Date                KENNETH E. LEWI              Date

  /s/ Michael F. Shanahan Jr.   Jan. 15, 1997           /s/ Earl W. Wims         Jan. 15, 1997
------------------------------  -------------    ------------------------------  -------------
    MICHAEL F. SHANAHAN JR.         Date                  EARL W. WIMS               Date

      /s/ Earl E. Walker        Jan. 15, 1997
------------------------------  -------------
        EARL E. WALKER              Date

                           ENGINEERED SUPPORT SYSTEMS, INC.

                                   EXHIBIT INDEX

                                                                        Page No.
                                                                        --------

11.    Statement Re:  Computation of Net Income Per Share.

13. Engineered Support Systems, Inc., Annual Report for year ended October 31, 1996 (the Annual Reoprt). Except for the portions incorporated herein by reference as evidenced in the Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission and is not deemed filed as part of this Form 10-K.

24.    Consent of Price Waterhouse LLP, Independent Accountants.

27.    Statement Re:  Summary Financial Information.