Form 10-Q
period 1997-01-31
ENGINEERED SUPPORT SYSTEMS INC
filed 1997-03-05
CIK 772891

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

                  Quarterly Report under Section 13 or 15 (d)

                    of the Securities Exchange Act of 1934

For the quarter ended January 31, 1997           Commission file number 0-13880

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

    The number of shares of the Registrant's common stock, $.01 par value, outstanding at February 28, 1997 was 3,188,507.

                        ENGINEERED SUPPORT SYSTEMS, INC.

                                     INDEX
                                                                     Page
                                                                     ----

Part I - Financial Information

    Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of January 31, 1997
         and October 31, 1996 . . . . . . . . . . . . . . . . . . . .  3

         Condensed Consolidated Statements of Income for the three
         months ended January 31, 1997 and 1996 . . . . . . . . . . .  4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended January 31, 1997 and 1996 . . . . . . . .  5

         Notes to Condensed Consolidated Financial Statements . . . .  6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . .  7

Part II - Other Information

    Items 1-6 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

Exhibits      . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                       ENGINEERED SUPPORT SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  January 31     October 31
                                                     1997           1996
                                                  ----------     ----------
                                                  (Unaudited)
                                     ASSETS

Current Assets
    Cash and cash equivalents. . . . . . . . .   $  2,327,657    $  1,415,773
    Accounts receivable  . . . . . . . . . . .      6,971,445       4,855,330
    Contracts in process and inventories . . .      5,267,989      10,014,627
    Other current assets . . . . . . . . . . .      1,320,763       1,149,054
                                                 ------------    ------------
         Total Current Assets  . . . . . . . .     15,887,854      17,434,784

Property, plant and equipment, less accumulated
    depreciation of $13,579,175 and $13,176,403    13,825,374      14,096,927
Intangible assets . . . . . . . . . . . . . . .       903,034         966,234
Other assets  . . . . . . . . . . . . . . . . .     1,625,644       1,594,186
                                                 ------------    ------------
         Total Assets . . . . . . . . . . . . .  $ 32,241,906    $ 34,092,131
                                                 ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Current maturities of long-term debt . . .   $    786,802    $    786,802
    Accounts payable . . . . . . . . . . . . .      4,025,100       5,834,454
    Other current liabilities  . . . . . . . .      1,727,473       2,459,315
                                                 ------------    ------------
         Total Current Liabilities . . . . . .      6,539,375       9,080,571

Long-term debt . . . . . . . . . . . . . . . .      1,740,409       1,937,805
Deferred income taxes  . . . . . . . . . . . .      2,801,639       2,801,639
ESOP guaranteed bank loan  . . . . . . . . . .        984,000       1,020,900

Shareholders' Equity
    Common stock, par value $.01 per share;
      10,000,000 shares authorized; 3,737,773
      and 3,687,273 shares issued  . . . . . .         37,378          36,873
    Additional paid-in capital . . . . . . . .      9,321,869       8,998,489
    Retained earnings  . . . . . . . . . . . .     14,231,504      13,465,694
                                                 ------------    ------------
                                                   23,590,751      22,501,056

    Less ESOP guaranteed bank loan . . . . . .        984,000       1,020,900
    Less treasury stock at cost, 541,266 and
      522,313 shares . . . . . . . . . . . . .      2,430,268       2,228,940
                                                 ------------    ------------
                                                   20,176,483      19,251,216
                                                 ------------    ------------
         Total Liabilities and Shareholders'
           Equity  . . . . . . . . . . . . . .   $ 32,241,906    $ 34,092,131
                                                 ============    ============

See notes to condensed consolidated financial statements.

                        ENGINEERED SUPPORT SYSTEMS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)


                                                      Three Months Ended
                                                          January 31
                                                 -----------------------------
                                                     1997             1996
                                                 ------------     ------------
Net revenues . . . . . . . . . . . . . . . .     $ 20,730,840     $ 17,047,573

Cost of revenues . . . . . . . . . . . . . .       17,615,553       14,567,185
                                                 ------------     ------------
Gross profit . . . . . . . . . . . . . . . .        3,115,287        2,480,388

Selling, general and
    administrative expense . . . . . . . . .        1,744,628        1,535,673
                                                 ------------     ------------

Income from operations . . . . . . . . . . .        1,370,659          944,715

Interest expense . . . . . . . . . . . . . .           37,828          135,887
                                                 ------------     ------------

Income before income taxes . . . . . . . . .        1,332,831          808,828

Income tax provision . . . . . . . . . . . .          530,000          323,000
                                                 ------------     ------------

Net income . . . . . . . . . . . . . . . . .     $    802,831     $    485,828
                                                 ============     ============

Net income per share . . . . . . . . . . . .            $ .24            $ .15
                                                        =====            =====

See notes to condensed consolidated financial statements.

                        ENGINEERED SUPPORT SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                      Three Months Ended
                                                          January 31
                                                 -----------------------------
                                                     1997             1996
                                                 ------------     ------------
From operating activities:
    Net income   . . . . . . . . . . . . . .     $    802,831     $    485,828
    Depreciation and amortization  . . . . .          473,146          467,836
                                                 ------------     ------------
      Cash provided (used) before changes in
        operating assets and liabilities . .        1,275,977          953,664
    Net (increase) decrease in non-cash
      current assets . . . . . . . . . . . .        2,458,814       (2,593,377)
    Net increase (decrease) in non-cash
      current liabilities  . . . . . . . . .       (2,541,198)       3,199,210
    (Increase) decrease in other assets  . .          (23,192)         (42,997)
                                                 ------------     ------------
      Net cash provided by (used in)
        operating activities . . . . . . . .        1,170,401        1,516,500
                                                 ------------     ------------

From investing activities:
    Additions to property, plant and
      equipment  . . . . . . . . . . . . . .         (131,219)        (268,155)

                                                 ------------     ------------
      Net cash provided by (used in)
        investing activities . . . . . . . .         (131,219)        (268,155)
                                                 ------------     ------------

From financing activities:
    Net payments under line-of-credit
      agreement  . . . . . . . . . . . . . .                        (1,084,715)
    Payments of long-term debt . . . . . . .         (197,396)        (201,756)
    Purchase of treasury stock . . . . . . .         (205,255)
    Exercise of stock options  . . . . . . .          312,372           29,375
    Cash dividends . . . . . . . . . . . . .          (37,019)         (29,811)
                                                 ------------     ------------

      Net cash provided by (used in)
        financing activities . . . . . . . .         (127,298)      (1,286,907)
                                                 ------------     ------------

Net increase (decrease) in cash and
  cash equivalents . . . . . . . . . . . . .          911,884          (38,562)

Cash and cash equivalents at beginning
  of period  . . . . . . . . . . . . . . . .        1,415,773          386,609
                                                 ------------     ------------
Cash and cash equivalents at end of period       $  2,327,657     $    348,047
                                                 ============     ============


See notes to condensed consolidated financial statements.

                        ENGINEERED SUPPORT SYSTEMS, INC.

                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)
                               JANUARY 31, 1997


NOTE A - BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended October 31, 1996.

NOTE B - NET INCOME PER SHARE

    Net income per share for the three months ended January 31, 1997 and 1996 is based on the weighted average number of common and common equivalent shares outstanding of 3,332,995 and 3,221,091, respectively. Common equivalent shares represent common stock options as computed based on the treasury stock method. Primary and fully diluted earnings per share are substantially the same for each of the periods presented.

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

                                                             January 31, 1997   October 31, 1996
                                                             ----------------   ----------------
Raw material                                                   $2,018,121          $ 1,643,824
Work-in-process                                                   135,929              142,604
Finished goods                                                    557,763              557,900
Inventories substantially applicable to
 government contracts in process, less
 progress payments of $19,050,508 and
 $17,619,487                                                    2,556,176            7,670,299
                                                               ----------          -----------
                                                               $5,267,989          $10,014,627
                                                               ==========          ===========

                       ENGINEERED SUPPORT SYSTEMS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Revenues increased 22% in the first quarter of 1997 to $20.7 million from $17.0 million in the first quarter of 1996. The increase in revenues was generated primarily by the Company's defense subsidiary, Engineered Air Systems, Inc. (Engineered Air). Production levels remained high at Engineered Air, driven by its contracts for Flight Line Air Conditioners, Water Distribution Systems, Revetment Kits and Aviation Ground Power Units.

    Gross profit for the first quarter of 1997 increased $0.6 million, or 26%, over the amount for the comparable 1996 period reflecting an increase in production volume at Engineered Air and a significant margin expansion at Engineered Specialty Plastics, Inc. (ESP). The gross margin for the first quarter of 1997 was 15.0% as compared to 14.5% for the first quarter of 1996.

    Selling, general and administrative expense was $1.74 million and $1.54 million in the first quarters of 1997 and 1996, respectively. As a percent of net revenues, selling, general and administrative expense decreased from 9.0% in 1996 to 8.4% in 1997 as a result of management's continuing efforts to limit the growth of overhead expenses while increasing consolidated revenues.

    Interest expense decreased $98,000, or 72%, in the first quarter of 1997 as compared with the first quarter of 1996. This was the result of strong operational cash flow at both Engineered Air and ESP.

LIQUIDITY AND CAPITAL RESOURCES

    At January 31, 1997, the Company's working capital and ratio of current assets to current liabilities were $9.3 million and 2.43 to 1 as compared to $8.4 million and 1.92 to 1 at October 31, 1996. As of January 31, 1997, the Company had $6.4 million of unused credit related to its loan agreement.

BUSINESS AND MARKET CONSIDERATIONS

    As of January 31, 1997, EASI's funded backlog of defense orders was $77 million, with a related $154 million of government options. This compares to $102 million of funded backlog, with a related $87 million of government options at January 31, 1996.

    The Company is heavily dependent on the U.S. Government for business. Approximately 71% of consolidated net revenues for the three months ended January 31, 1997 were derived from contracts with the U.S. Government and its agencies. The Company began a plan of diversification in 1993 with the acquisition of ESP. This acquisition provided expansion into the commercial marketplace. Management is continuing to pursue potential acquisitions, primarily within the defense industry.

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

                  (ii) Registration Statement Number 33-77342 on Form S-8 dated March 25, 1994 for the registration of 30,000 shares of Engineered Support Systems, Inc. common stock, $.01 par value, pursuant to the Engineered Support Systems, Inc. 1992 Stock Option Plan for Non-employee Directors, is incorporated herein by reference.

                 (iii) Registration Statement Number 33-77338 on Form S-8 dated March 25, 1994 for the registration of 150,000 shares of Engineered Support Systems, Inc. common stock, $.01 par value, pursuant to the Engineered Support Systems, Inc. 1993 Stock Option Plan, is incorporated herein by reference.

              11.  Statement Re:  Computation of Net Income Per Share.

              27.  Statement Re:  Summary Financial Information

         (b) No reports on Form 8-K were filed during the quarter ended January 31, 1997.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ENGINEERED SUPPORT SYSTEMS, INC.


Date:   March 14, 1997       By:     /s/ MICHAEL F. SHANAHAN SR.
       ----------------           ----------------------------------------
                                         MICHAEL F. SHANAHAN SR.
                                       Chairman of the Board, President
                                         and Chief Executive Officer


Date:   March 14, 1997       By:     /s/ GARY C. GERHARDT
       ----------------           ----------------------------------------
                                         GARY C. GERHARDT
                                       Executive Vice President and
                                         Chief Financial Officer