Form 10-Q
period 1997-04-30
ENGINEERED SUPPORT SYSTEMS INC
filed 1997-05-30
CIK 772891

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, DC  20549

                                        FORM 10-Q

                       Quarterly Report under Section 13 or 15 (d)

                          of the Securities Exchange Act of 1934

For the six months ended April 30, 1997          Commission file number 0-13880

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

     The number of shares of the Registrant's common stock, $.01 par value, outstanding at May 15, 1997 was 3,140,319.

                     ENGINEERED SUPPORT SYSTEMS, INC.

                                  INDEX
                                                                         Page
                                                                         ----
Part I - Financial Information

     Item 1.  Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of April 30, 1997
        and October 31, 1996                                               3

        Condensed Consolidated Statements of Income for the three
        months and six months ended April 30, 1997 and 1996                4

        Condensed Consolidated Statements of Cash Flows
        for the six months ended April 30, 1997 and 1996                   5

        Notes to Condensed Consolidated Financial Statements               6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          7

Part II - Other Information

     Items 1-6                                                             8

Signatures                                                                 9

Exhibits                                                                  10

                       ENGINEERED SUPPORT SYSTEMS, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              April 30        October 31
                                                                                1997             1996
                                                                              --------        ----------
                                                                             (Unaudited)
                                      ASSETS

Current Assets
   Cash                                                                     $ 4,603,379       $ 1,415,773
   Accounts receivable                                                        4,799,084         4,855,330
   Contracts in process and inventories                                       4,431,353        10,014,627
   Other current assets                                                       1,845,431         1,149,054
                                                                            -----------       -----------
         Total Current Assets                                                15,679,247        17,434,784

Property, plant and equipment, less accumulated
   depreciation of $13,982,507 and $13,176,403                               14,349,496        14,096,927
Intangible assets                                                               839,834           966,234
Other assets                                                                  1,404,154         1,594,186
                                                                            -----------       -----------
         Total Assets                                                       $32,272,731       $34,092,131
                                                                            ===========       ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Current maturities of long-term debt                                     $    61,978       $   786,802
   Accounts payable                                                           4,122,591         5,834,454
   Other current liabilities                                                  2,377,451         2,459,315
                                                                            -----------       -----------
         Total Current Liabilities                                            6,562,020         9,080,571

Long-term debt                                                                1,239,806         1,937,805
Deferred income taxes                                                         2,801,639         2,801,639
ESOP guaranteed bank loan                                                       947,100         1,020,900

Shareholders' Equity
   Common stock, par value $.01 per share; 10,000,000 shares
      authorized; 3,741,773 and 3,687,273 shares issued                          37,418            36,873
   Additional paid-in capital                                                 9,349,485         8,998,489
   Retained earnings                                                         15,330,974        13,465,694
                                                                            -----------       -----------
                                                                             24,717,877        22,501,056

Less ESOP guaranteed bank loan                                                  947,100         1,020,900
Less treasury stock at cost, 592,266 and 522,313 shares                       3,048,611         2,228,940
                                                                            -----------       -----------
                                                                             20,722,166        19,251,216
                                                                            -----------       -----------
         Total Liabilities and Shareholders' Equity                         $32,272,731       $34,092,131
                                                                            ===========       ===========

See notes to condensed consolidated financial statements.

                                ENGINEERED SUPPORT SYSTEMS, INC.

                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                          (UNAUDITED)

                                                            Three Months Ended                     Six Months Ended
                                                                 April 30                               April 30
                                                      -------------------------------         -------------------------------
                                                          1997                1996                1997               1996
                                                      -----------         -----------         -----------         -----------
Net revenues                                          $22,851,462         $18,923,798         $43,582,302         $35,971,371

Cost of revenues                                       19,172,750          15,955,531          36,788,303          30,522,716
                                                      -----------         -----------         -----------         -----------

Gross profit                                            3,678,712           2,968,267           6,793,999           5,448,655

Selling, general and
   administrative expense                               1,854,077           1,623,960           3,598,705           3,159,633
                                                      -----------         -----------         -----------         -----------

Income from operations                                  1,824,635           1,344,307           3,195,294           2,289,022

Interest expense (interest)                                (8,670)            150,099              29,158             285,986
                                                      -----------         -----------         -----------         -----------

Interest before income taxes                            1,833,305           1,194,208           3,166,136           2,003,036

Income tax provision                                      735,000             477,000           1,265,000             800,000
                                                      -----------         -----------         -----------         -----------

Net income                                            $ 1,098,305         $   717,208         $ 1,901,136         $ 1,203,036
                                                      ===========         ===========         ===========         ===========

Net income per share                                        $ .33               $ .22               $ .57               $ .37
                                                            =====               =====               =====               =====

See notes to condensed consolidated financial statements.

                                  ENGINEERED SUPPORT SYSTEMS, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (UNAUDITED)

                                                                                Six Months Ended
                                                                                    April 30
                                                                          -------------------------------
                                                                              1997                1996
                                                                          -----------         -----------
From operating activities:
   Net income                                                             $ 1,901,136         $ 1,203,036
   Depreciation and amortization                                              946,850             919,214
                                                                          -----------         -----------
      Cash provided (used) before changes in operating
         assets and liabilities                                             2,847,986           2,122,250
   Net (increase) decrease in non-cash current assets                       4,943,143            (452,663)
   Net increase (decrease) in non-cash current liabilities                 (1,793,727)           (302,180)
   (Increase) decrease in other assets                                        191,124             (76,052)
                                                                          -----------         -----------
      Net cash provided by (used in) operating activities                   6,188,526           1,291,355
                                                                          -----------         -----------

From investing activities:
   Additions to property, plant and equipment                              (1,058,673)           (471,646)
                                                                          -----------         -----------
      Net cash provided by (used in) investing activities                  (1,058,673)           (471,646)
                                                                          -----------         -----------
From financing activities:
   Net payments under line-of-credit agreement                                                   (838,336)
   Payments of long-term debt                                              (1,422,823)           (399,764)
   Purchase of treasury stock                                                (823,597)            (51,422)
   Exercise of stock options                                                  340,028             245,539
   Cash dividends                                                             (35,855)            (29,811)
                                                                          -----------         -----------

      Net cash provided by (used in) financing activities                  (1,942,247)         (1,073,794)
                                                                          -----------         -----------

Net increase (decrease) in cash and cash equivalents                        3,187,606            (254,085)

Cash and cash equivalents at beginning of period                            1,415,773             386,609
                                                                          -----------         -----------

Cash and cash equivalents at end of period                                $ 4,603,379         $   132,524
                                                                          ===========         ===========

See notes to condensed consolidated financial statements.

                    ENGINEERED SUPPORT SYSTEMS, INC.

                    NOTES TO CONDENSED CONSOLIDATED
                    FINANCIAL STATEMENTS (UNAUDITED)
                             APRIL 30, 1997


NOTE A - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE B - NET INCOME PER SHARE

     Net income per share is based on the weighted average number of common and common equivalent shares outstanding of 3,293,471 and 3,256,495 for the three months ended April 30, 1997 and 1996, respectively, and 3,313,512 and 3,247,858 for the six months ended April 30, 1997 and 1996, respectively. Common equivalent shares represent common stock options as computed based on the treasury stock method. Primary and fully diluted earnings per share are substantially the same for each of the periods presented.

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

                                                      April 30, 1997      October 31, 1996
                                                      --------------      ----------------
Raw materials                                          $ 1,716,286           $ 1,643,824
Work-in-process                                            172,904               142,604
Finished goods                                             722,297               557,900
Inventories substantially applicable to
  government contracts in process, less
  progress payments of $14,013,299 and
  $17,619,487                                            1,819,866             7,670,299
                                                       -----------           -----------
                                                       $ 4,431,353           $10,014,627
                                                       ===========           ===========

                    ENGINEERED SUPPORT SYSTEMS, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Revenues increased 21% in the second quarter of 1997 to $22.9 million from $18.9 million in the second quarter of 1996, and increased 21% to $43.6 million in the first six months of 1997 from $36.0 million in the first half of 1996. The increase in revenues was a result of higher volume at both subsidiaries. Revenues for Engineered Specialty Plastics, Inc. (ESP) increased 27% to $7.1 million in the second quarter of 1997 and increased
22% to $13.2 million in the first six months of 1997. These strong gains are the direct result of an intensified marketing effort at this subsidiary. Revenues for Engineered Air Systems, Inc. (Engineered Air) increased 18% to $15.7 million in the second quarter of 1997 and increased 21% to $30.4 in the first half of 1997. The most significant production contracts for Engineered Air included the Aviation Groud Power Units, C-5 and MA-3D Flight Line Air Conditioners, Revetment Kits, Harvest Falcon Water Distribution Systems, and B-1B Air Conditioners. In addition, the defense subsidiary has performed significant developmental work during the period on the Chemical and Biological Protected Shelter System (CBPSS) and the Chemically/Biologically Hardened Air Management Plant (CHAMP).

     Gross profit for the second quarter of 1997 increased $0.7 million, or 24%, over the amount for the comparable 1996 period reflecting both the increase in production volume and significantly higher margins at ESP. The gross margin for the second quarter was 16.1% and 15.7% in 1997 and 1996, respectively. The gross margin for the first six months of the year was 15.6% and 15.1% in 1997 and 1996, respectively.

     Selling, general and administrative expense was $1.85 million and $1.62 million in the second quarter of 1997 and 1996, respectively. As a percent of net revenues, selling, general and administrative expense decreased from 8.6% in the second quarter of 1996 to 8.1% in 1997. For the six months ended April 30, 1997, this percentage was 8.3% compared to 8.8% for the first half of 1996.

     Interest expense decreased $159,000 in the second quarter of 1997 as compared with the second quarter of 1996. This was the result of strong cash flow at both subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 1997, the Company's working capital and ratio of current assets to current liabilities were $9.1 million and 2.39 to 1 as compared to $8.4 million and 1.92 to 1 at October 31, 1996. As of April 30, 1997, the Company had cash and cash equivalents of $4.6 million and unused credit related to its loan agreement of $6.4 million.

BUSINESS AND MARKET CONSIDERATIONS

     As of April 30, 1997, Engineered Air's funded backlog of defense orders was $71 million compared to $104 million a year ago.

     The Company is heavily dependent on the U.S. Government for business. Approximately 70% of consolidated net revenues for the six months ended
April 30, 1997 were derived from contracts with the U.S. Government and its agencies. The Company began a plan of diversification in 1993 with the acquisition of ESP. This acquisition provided diversification into commercial markets. Management is currently pursuing potential acquisitions, primarily within the defense industry.

                                PART II
                          OTHER INFORMATION

Items 1-5 Not applicable.

Item 6    (a) Exhibits.

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

                   (iv) Registration Statement Number 333-27695 on Form S-8 dated May 23, 1997 for the registration of 50,000 shares of Engineered Support Systems, Inc. common stock, $.01 par value, pursuant to the Engineered Support Systems, Inc. 1997 Stock Option Plan for Non-employee Directors, is incorporated herein by reference.

            11.  Statement Re:  Computation of Net Income Per Share.

            27.  Statement Re:  Summary Financial Information

          (b) No reports on Form 8-K were filed during the six months ended April 30, 1997.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ENGINEERED SUPPORT SYSTEMS, INC.


Date:   May 30, 1997                   By:     /s/ MICHAEL F. SHANAHAN SR.
      ---------------                      ------------------------------------
                                                   MICHAEL F. SHANAHAN SR.
                                             Chairman of the Board, President
                                                and Chief Executive Officer



Date:   May 30, 1997                   By:       /s/ GARY C. GERHARDT
      ---------------                      ------------------------------------
                                                     GARY C. GERHARDT
                                               Executive Vice President and
                                                 Chief Financial Officer