Form 10-Q
period 1997-07-31
ENGINEERED SUPPORT SYSTEMS INC
filed 1997-08-29
CIK 772891

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-Q

                  Quarterly Report under Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For the nine months ended July 31, 1997          Commission file number 0-13880

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

Registrant's telephone number including area code: (314) 993-5880

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                   -----    -----

     The number of shares of the Registrant's common stock, $.01 par value, outstanding at August 15, 1997 was 3,165,500.

                      ENGINEERED SUPPORT SYSTEMS, INC.

                                   INDEX
                                                                           Page
                                                                           ----
Part I - Financial Information

     Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of July 31, 1997
        and October 31, 1996. . . . . . . . . . . . . . . . . . . . . . .    3

        Condensed Consolidated Statements of Income for the three months
        and nine months ended July 31, 1997 and 1996. . . . . . . . . . .    4

        Condensed Consolidated Statements of Cash Flows
        for the nine months ended July 31, 1997 and 1996. . . . . . . . .    5

        Notes to Condensed Consolidated Financial Statements. . . . . . .    6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . . .    7

Part II - Other Information

     Items 1-6. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

                             ENGINEERED SUPPORT SYSTEMS, INC.

                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                    July 31        October 31
                                                                      1997            1996
                                                                  -----------     -----------
                                                                  (Unaudited)
                           ASSETS
Current Assets
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 6,406,312     $ 1,415,773
   Accounts receivable . . . . . . . . . . . . . . . . . . .        4,280,998       4,855,330
   Contracts in process and inventories. . . . . . . . . . .        5,555,776      10,014,627
   Other current assets. . . . . . . . . . . . . . . . . . .        1,774,436       1,149,054
                                                                  -----------     -----------
      Total Current Assets . . . . . . . . . . . . . . . . .       18,017,522      17,434,784

Property, plant and equipment, less accumulated
   depreciation of $14,386,712 and $13,176,403 . . . . . . .       14,384,511      14,096,927
Intangible assets. . . . . . . . . . . . . . . . . . . . . .          776,634         966,234
Other assets . . . . . . . . . . . . . . . . . . . . . . . .        1,432,676       1,594,186
                                                                  -----------     -----------
         Total Assets. . . . . . . . . . . . . . . . . . . .      $34,611,343     $34,092,131
                                                                  ===========     ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Current maturities of long-term debt. . . . . . . . . . .      $    61,978     $   786,802
   Accounts payable. . . . . . . . . . . . . . . . . . . . .        4,820,872       5,834,454
   Other current liabilities . . . . . . . . . . . . . . . .        2,711,916       2,459,315
                                                                  -----------     -----------
      Total Current Liabilities. . . . . . . . . . . . . . .        7,594,766       9,080,571

Long-term debt . . . . . . . . . . . . . . . . . . . . . . .        1,222,938       1,937,805
Deferred income taxes. . . . . . . . . . . . . . . . . . . .        2,801,639       2,801,639
ESOP guaranteed bank loan. . . . . . . . . . . . . . . . . .          910,200       1,020,900

Shareholder's Equity
  Common stock, par value $.01 per share; 10,000,000 shares.
    authorized; 3,762,773 and 3,687,273 shares issued. . . .           37,628          36,873
  Additional paid-in capital . . . . . . . . . . . . . . . .        9,542,230       8,998,489
  Retained earnings. . . . . . . . . . . . . . . . . . . . .       16,585,577      13,465,694
                                                                  -----------     -----------
                                                                   26,165,435      22,501,056

  Less ESOP guaranteed bank loan . . . . . . . . . . . . . .          910,200       1,020,900
  Less treasury stock at cost, 601,454 and 522,313 shares. .        3,173,435       2,228,940
                                                                  -----------     -----------
                                                                   22,081,800      19,251,216
                                                                  -----------     -----------
         Total Liabilities and Shareholders' Equity               $34,611,343     $34,092,131
                                                                  ===========     ===========

See notes to condensed consolidated financial statements.

                            ENGINEERED SUPPORT SYSTEMS, INC.

                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                      (UNAUDITED)
                                          Three Months Ended               Nine Months Ended
                                                July 31                        July 31
                                      --------------------------      --------------------------
                                          1997           1996             1997           1996
                                      -----------    -----------      -----------    -----------
Net revenues. . . . . . . . . . .     $23,926,087    $21,623,122      $67,508,389    $57,594,493

Cost of revenues. . . . . . . . .      19,852,518     18,359,046       56,640,821     48,881,762
                                      -----------    -----------      -----------    -----------

Gross profit. . . . . . . . . . .       4,073,569      3,264,076       10,867,568      8,712,731

Selling, general and
  administrative expense. . . . .       1,935,323      1,661,494        5,534,028      4,821,127
                                      -----------    -----------      -----------    -----------

Income from operations. . . . . .       2,138,246      1,602,582        5,333,540      3,891,604

Interest expense (income) . . . .         (23,411)        77,188            5,747        363,174
                                      -----------    -----------      -----------    -----------

Income before income taxes. . . .       2,161,657      1,525,394        5,327,793      3,528,430

Income tax provision. . . . . . .         864,000        609,000        2,129,000      1,409,000
                                      -----------    -----------      -----------    -----------

Net income. . . . . . . . . . . .     $ 1,297,657    $   916,394      $ 3,198,793    $ 2,119,430
                                      ===========    ===========      ===========    ===========

Net income per share. . . . . . .           $ .39          $ .28            $ .96          $ .65
                                            =====          =====            =====          =====

See notes to condensed consolidated financial statements.

                          ENGINEERED SUPPORT SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (UNAUDITED)
                                                                       Nine Months Ended
                                                                            July 31
                                                                  ---------------------------
                                                                      1997            1996
                                                                  -----------     -----------
From operating activities:
   Net income. . . . . . . . . . . . . . . . . . . . . . . .      $ 3,198,793     $ 2,119,430
   Depreciation and amortization . . . . . . . . . . . . . .        1,421,428       1,352,261
                                                                  -----------     -----------
      Cash provided (used) before changes in operating
        assets and liabilities . . . . . . . . . . . . . . .        4,620,221       3,471,691
   Net (increase) decrease in non-cash current assets . . . .       4,407,801         101,074
   Net increase (decrease) in non-cash current liabilities. .        (760,981)     (1,808,618)
   (Increase) decrease in other assets. . . . . . . . . . . .         180,856         (83,231)
                                                                  -----------     -----------

      Net cash provided by (used in) operating activities. .        8,447,897       1,680,916
                                                                  -----------     -----------

From investing activities:
   Additions to property, plant and equipment. . . . . . . .       (1,497,893)       (622,784)
                                                                  -----------     -----------

      Net cash provided by (used in) investing activities. .       (1,497,893)       (622,784)
                                                                  -----------     -----------

From financing activities:
   Net payments under line-of-credit agreement . . . . . . .                       (1,112,152)
   Payments of long-term debt. . . . . . . . . . . . . . . .       (1,439,691)       (597,516)
   Purchase of treasury stock. . . . . . . . . . . . . . . .         (957,091)       (250,544)
   Exercise of stock options . . . . . . . . . . . . . . . .          516,228         715,568
   Cash dividends. . . . . . . . . . . . . . . . . . . . . .          (78,911)        (65,754)
                                                                  -----------     -----------

     Net cash provided by (used in) financing activities . .       (1,959,465)     (1,310,398)
                                                                  -----------     -----------

Net increase (decrease) in cash and cash equivalents . . . .        4,990,539        (252,266)

Cash and cash equivalents at beginning of period . . . . . .        1,415,773         386,609
                                                                  -----------     -----------

Cash and cash equivalents at end of period . . . . . . . . .      $ 6,406,312     $   134,343
                                                                  ===========     ===========

See notes to condensed consolidated financial statements.

                      ENGINEERED SUPPORT SYSTEMS, INC.

                      NOTES TO CONDENSED CONSOLIDATED
                     FINANCIAL STATEMENTS (UNAUDITED)
                             JULY 31, 1997

NOTE A - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE B - NET INCOME PER SHARE

     Net income per share is based on the weighted average number of common and common equivalent shares outstanding of 3,302,337 and 3,269,781 for the three months ended July 31, 1997 and 1996, respectively, and 3,330,430 and 3,250,222 for the nine months ended July 31, 1997 and 1996, respectively. Common equivalent shares represent common stock options as computed based on the treasury stock method. Primary and fully diluted earnings per share are substantially the same for each of the periods presented.

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

                                              July 31, 1997    October 31, 1996
                                              -------------    ----------------
Raw materials                                  $1,410,348        $ 1,643,824
Work-in-process                                   156,456            142,604
Finished goods                                    656,178            557,900
Inventories substantially applicable to
  government contracts in process, less
  progress payments of $12,079,182 and
  $17,619,487                                   3,332,794          7,670,299
                                               ----------        -----------
                                               $5,555,776        $10,014,627
                                               ==========        ===========

                    ENGINEERED SUPPORT SYSTEMS, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Revenues increased 11% in the third quarter of 1997 to $23.9 million from $21.6 million in the third quarter of 1996, and increased 17% to $67.5 million in the first nine months of 1997 from $57.6 million in the first nine months of 1996. The increase in revenues was a result of higher volume at both subsidiaries. Revenues for Engineered Specialty Plastics, Inc. (ESP) increased 19% to $5.9 million in the third quarter of 1997 and increased 21% to $19.0 million in the first nine months of 1997. These strong gains are the direct result of an intensified marketing effort at this subsidiary. Revenues for Engineered Air Systems, Inc. (Engineered Air) increased 8% to $18.1 million in the third quarter of 1997 and increased 16% to $48.5 in the first nine months of 1997. The most significant production contracts for Engineered Air included the Aviation Ground Power Units, C-5 and MA-3D Flight Line Air Conditioners, Revetment Kits and B-1B Air Conditioners. In addition, the defense subsidiary performed significant developmental work during the period on the Chemical and Biological Protected Shelter System (CBPSS) and the Chemically/Biologically Hardened Air Management Plant (CHAMP).

     Gross profit for the third quarter of 1997 increased $0.8 million, or 25%, over the amount for the comparable 1996 period, reflecting both the increase in production volume and significantly higher margins at ESP. The gross margin for the third quarter was 17.0% and 15.1% in 1997 and 1996, respectively. The gross margin for the first nine months of the year was 16.1% and 15.1% in 1997 and 1996, respectively.

     Selling, general and administrative expense was $1.94 million and $1.67 million in the third quarter of 1997 and 1996, respectively. As a percent of net revenues, selling, general and administrative expense decreased from 8.4% in the nine months ended July 31, 1996 to 8.2% in 1997.

     Interest expense decreased $101,000 in the third quarter of 1997 as compared with the third quarter of 1996. This was the result of strong cash flow at both subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 1997, the Company's working capital and ratio of current assets to current liabilities were $10.4 million and 2.37 to 1 as compared to $8.4 million and 1.92 to 1 at October 31, 1996. As of July 31, 1997, the Company had cash and cash equivalents of $6.4 million and unused credit related to its loan agreement of $6.4 million.

BUSINESS AND MARKET CONSIDERATIONS

     As of July 31, 1997, Engineered Air's funded backlog of defense orders was $55 million compared to $92 million a year ago.

     The Company is heavily dependent on the U.S. Government for business. (Approximately 72 of consolidated net revenues for the nine months ended July 31, 1997 were derived from contracts with the U.S. Government and its agencies). The Company began a plan of diversification in 1993 with the acquisition of ESP. This acquisition provided expansion into the commercial marketplace. Management is currently pursuing potential acquisitions, primarily within the defense industry.

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

                 (ii) Registration Statement Number 33-77338 on Form S-8 dated March 25, 1994 for the registration of 150,000 shares of Engineered Support Systems, Inc. common stock, $0.01 par value, pursuant to the Engineered Support Systems, Inc. 1993 Stock Option Plan, is incorporated herein by reference.

                 (iii) Registration Statement Number 333-27695 on Form S-8 dated May 23, 1997 for the registration of 50,000 shares of Engineered Support Systems, Inc. common stock, $.01 par value, pursuant to the Engineered Support Systems, Inc. 1997 Stock Option Plan for Non-employee Directors, is incorporated herein by reference.

            11.     Statement Re: Computation of Net Income Per Share.

            27.     Statement Re: Summary Financial Information

          (b) No reports on Form 8-K were filed during the nine months ended July 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ENGINEERED SUPPORT SYSTEMS, INC.

Date:  August 29, 1997               By:       /s/ Michael F. Shanahan Sr.
      ----------------                  ---------------------------------------
                                                 MICHAEL F. SHANAHAN SR.
                                            Chairman of the Board, President
                                              and Chief Executive Officer



Date:  August 29, 1997               By:        /s/ Gary C. Gerhardt
      ----------------                  ---------------------------------------
                                                   GARY C. GERHARDT
                                             Executive Vice President and
                                                Chief Financial Officer