Form 10-K
period 1997-10-31
ENGINEERED SUPPORT SYSTEMS INC
filed 1998-01-28
CIK 772891

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549

                                  FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

For the year ended October 31, 1997              Commission file number 0-13880

                        ENGINEERED SUPPORT SYSTEMS, INC.
            (Exact name of Registrant as specified in its charter)

                Missouri                                 43-1313242
        (State of Incorporation)              (IRS Employer Identification No.)

1270 North Price Road, St. Louis, Missouri                  63132
(Address of principal executive officer)                 (Zip Code)

Registrant's telephone number including area code:  (314) 993-5880

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

                                                Name of each exchange on
        Title of each class                        which registered
        -------------------                     ------------------------

   Common stock, $.01 par value                 Over the counter
                                                National Market System
                                                National Association of
                                                Security Dealers

No securities are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934.

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirement for the past 90 days.   Yes   X     No
                                                   --------    --------

      Based on the closing price on January 19, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $32,610,000.

      The number of shares of the Registrant's common stock, $.01 par value, outstanding at January 19, 1998 was 3,166,715.

                   DOCUMENTS INCORPORATED BY REFERENCE

      Parts I and II incorporate by reference portions of the Engineered Support Systems, Inc. Annual Report to Shareholders (the Annual Report) for the year ended October 31, 1997. Part III incorporates by reference portions of the Engineered Support Systems, Inc. Proxy Statement for the Annual Shareholders Meeting to be held on March 10, 1998 (the Definitive Proxy Statement) to be filed within 120 days after the close of the year ended October 31, 1997.

                                    PART I
ITEM 1.           BUSINESS
------            --------

      Engineered Support Systems, Inc. (Company) is a holding company for two wholly-owned subsidiaries: Engineered Air Systems, Inc. (Engineered Air) and Engineered Specialty Plastics, Inc. (ESP).

      Engineered Air is a military ground support equipment contractor which specializes in designing, marketing and manufacturing nuclear, biological and chemical defense systems; air conditioning and heating systems; water and petroleum distribution systems; and other ground support equipment. This equipment is designed to be used in any location where U.S. forces may be deployed. It is designed for rapid deployment and multi-purpose use in remote locations. Substantially all of Engineered Air's revenues have come from the sale of equipment to the Department of Defense (DoD) and defense contractors. ESP is a manufacturer of injection molded plastic products used primarily in consumer goods such as housewares, computer terminals, containers for the food processing industry, communication and word processing equipment, automotive components, medical devices and storage containers. ESP also produces Lifetime Faucets, a proprietary line of nonmetallic faucets.

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

      The Company believes its ability to identify and respond quickly to changing military needs enhances Engineered Air's ability to obtain new contracts. The Company believes its defense operations are to some extent insulated from the effect of reductions or elimination of specific military programs because of the relative stability of the demand for military ground support equipment and Engineered Air's ability to provide a wide variety of products to that market. This is especially true with the recent trend of the Government away from defending against nuclear threats and toward support for our conventional forces, with an emphasis on mobility and rapid deployment.

      ESP's principal customers are large, well-established producers of consumer products. (For the year ended October 31, 1997, 39% of ESP sales were to one customer). Sales of custom molded plastic products are both direct and through sales representatives. Customers typically submit sample parts and drawings to ESP for quotations. An accepted quote sheet is formalized and becomes the contract. Contracts can be canceled on 30 days notice.

      A significant portion of ESP sales are of storage containers. ESP anticipates that container sales will remain strong as it is in geographic proximity to several large purchasers of these products, including companies within the housewares and poultry industries. The Company also anticipates that sales for ESP will continue to be strong within the office equipment market. Custom molded parts for computer terminals, communication and word processing equipment represent a significant portion of sale volume.
However, ESP is capable of producing a wide variety of custom molded products including automotive parts, medical apparatus, electronic switching equipment, electrical appliances, and most small electronic devices. Sales of its proprietary line of kitchen and lavatory faucets are primarily through sales representatives, and focus on service and price.

ENGINEERING
-----------

      Engineered Air has approximately 30 persons engaged in activities for the design and development of new products and the improvement of existing products. Essentially all of Engineered Air's development activities are conducted pursuant to U.S. government contracts in response to designated performance specifications. The Company's own expenditures on research and development were insignificant during the three-year period ended October 31, 1997.

      Engineering capabilities include expertise in thermodynamics, air flow and liquid pumping, stress analysis, liquid fuel combustion, dynamic and climatic environmental engineering, biological and chemical decontamination, non-pyrotechnic smoke generation, and filtration of nuclear, biological and chemical contamination.

      The design phase of Engineered Air's product development activities is enhanced by use of a computer-aided design and manufacturing system. This system is used by engineers and draftsmen to design complex products and component parts in three-dimensional view, and minimizes the need for time-consuming manual methods of prototype development. Engineered Air's engineering staff and CAD/CAM system provide it with the ability to adapt its production process to new product needs on a timely basis.

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

      ESP's principal competitive advantage lies in the fact that it is vertically integrated, with the manufacturing facilities to both mold and finish plastic to high quality specifications. ESP operates 31 injection molding machines ranging in size from 45 to 2,200 tons of clamp pressure. Material handling capacity is achieved through five silos with a combined capacity exceeding 200,000 pounds, a central vacuum loading system, blend mixers, and a computer-integrated MRP system. Finishing equipment is "state of the art" and includes a 650 foot paint conveyor, 20 paint spray booths, drying ovens, hot stamp machines, silk screen machines, a 150 foot motorized assembly line and sonic welders.

      ESP also manufactures and distributes Lifetime Faucets, a proprietary line of plastic lavatory and kitchen faucets. ESP subcontracts the assembly and packaging of these faucets to an outside vendor. Assembly supervision, as well as molding requirements, are maintained by ESP.

PRODUCTS
--------

      Products are manufactured by the Company within two industry segments: military ground support equipment produced by Engineered Air and custom molded plastic products produced by ESP. Pages 3, 13 and 14 of the 1997 Annual Report are incorporated herein by reference.

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

      The U.S. government typically finances a substantial portion of the Company's contract costs through progress payments. The Company currently receives progress payments in accordance with DoD contract terms for "small business" concerns. These terms provide progress payments at a specified rate applied on the basis of costs incurred while progress payments for concerns other than small businesses provide for payment based on costs actually paid and at a 5% to 10% lower rate. Since completion of the ESP acquisition, the Company has maintained total employment of less than 500 people and therefore continues to qualify as a small business for government contracting purposes.

PATENTS
-------

      Engineered Air has various patents with expiration dates extending through February 2002. From time to time, Engineered Air develops proprietary information and trade secrets regarding the design and manufacture of various military products.

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

COMPETITION
-----------

      Substantially all of Engineered Air's revenues have come from direct and indirect contracts with the U.S. government. There is significant competition in obtaining U.S. government contracts. In order to obtain U.S. government contracts, Engineered Air must comply with detailed and complex procurement procedures adopted by the U.S. government pursuant to regulations promulgated by appropriate government agencies, including the DoD. The regulations and procurement procedures are adopted to promote competitive bidding. Engineered Air's competition varies for each of the classifications of military equipment systems that it manufactures.

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

DEFENSE BACKLOG
---------------

      The following table summarizes funded defense backlog information (in millions) as of October 31 for the indicated years:

                        1997   $44.1
                        1996    90.7
                        1995    90.4
                        1994    77.9
                        1993    52.8

The backlog is exclusive of any options to order the Company's products under existing contracts. The Company's contracts contain customary provisions permitting termination at the convenience of the U.S. government. See "Government Contracting."

EMPLOYEES
---------

      At December 31, 1997, the Company employed 295 persons. Of the 164 employees at Engineered Air, 109 were engaged in manufacturing activities, 30 in engineering activities, and 25 in office administration and management functions. Approximately 66 of Engineered Air's employees are covered by a collective bargaining agreement with Lodge 1012 of the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers, and Helpers, AFL-CIO. Effective November 1, 1995, Engineered Air entered into an agreement with the bargaining unit, which expires October 31, 1998.

      Of the 135 employees at ESP, 107 are engaged in manufacturing activities and 28 in sales, office administration and management functions.

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

      ESP owns a manufacturing facility in Hot Springs, Arkansas. The Company-owned building consists of approximately 110,000 square feet on 4.5 acres.

      The Company's properties are subject to Deeds of Trust in favor of its lender under a consolidated credit agreement. The Company believes that its current facilities are sufficient for the conduct of its current level of operations.

ITEM 3.          LEGAL PROCEEDINGS
-------          -----------------

      In the opinion of management, there are no legal proceedings or threatened legal proceedings which would have a material adverse effect on the Company.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
-------          -----------------------------------------------

      There were no matters submitted to a vote of shareholders during the fourth quarter of the year ended October 31, 1997.

                                PART II

ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON STOCK RELATED
-------          ------------------------------------------------
                     SHAREHOLDER MATTERS
                     -------------------

      Information concerning the principal market on which the Company's common stock is traded and the high and low sales prices for such stock during 1997 is shown in Supplemental Information on page 16 of the 1997 Annual Report, incorporated herein by reference. During 1995, the Company initiated a semi-annual dividend program. The most recently declared dividend was in the amount of $.0135 per share payable January 30, 1998 to shareholders of record as of December 31, 1997.

ITEM 6.          SELECTED FINANCIAL DATA
-------          -----------------------

      Financial data required under this section is shown in the Summary of Selected Financial Data on page 2 of the 1997 Annual Report, incorporated herein by reference.

Item 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------          -----------------------------------------------------------
                     AND RESULTS OF OPERATIONS
                     -------------------------

      Management's Discussion and Analysis of Financial Condition and Results of Operations, shown on pages 4 through 5 of the 1997 Annual Report, is incorporated herein by reference.

Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------          -------------------------------------------

      The following consolidated financial statements of Engineered Support Systems, Inc. included in the Annual Report for the year ended October 31, 1997 at the pages indicated, are incorporated herein by reference:

      Consolidated Balance Sheets, October 31, 1997 and 1996, page 6.

      Consolidated Statements of Income, years ended October 31, 1997, 1996 and 1995, page 7.

      Consolidated Statements of Shareholders' Equity, years ended October 31, 1997, 1996 and 1995, page 7.

      Consolidated Statements of Cash Flows, years ended October 31, 1997, 1996 and 1995, page 8.

      Notes to Consolidated Financial Statements, page 9 through 14.


The quarterly financial information included in Supplementary Information on page 16 of the 1997 Annual Report is incorporated herein by reference.

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------          ------------------------------------------------
                     ACCOUNTING AND FINANCIAL DISCLOSURES
                     ------------------------------------
None.

                             PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------        --------------------------------------------------

      The executive officers and directors of the Company, Engineered Air and ESP as of January 19, 1998 are as follows:

<CATION>

          Name                              Age                                            Position
          ----                              ---                                            --------
Michael F. Shanahan Sr. <F1>                 58                                   Chairman, President, Chief
                                                                                  Executive Officer and Director
                                                                                  (Company)

John J. Wichlenski <F1>                      54                                   Director (Company) and President
                                                                                  and Chief Executive Officer
                                                                                  (Engineered Air)

Raymond Barrett <F1><F2>                     65                                   Director (Company)

Alexander M. Cornwell Jr. <F3>               71                                   Director (Company)

Thomas J. Guilfoil <F3>                      78                                   Director (Company)

LTG Kenneth E. Lewi <F3>                     67                                   Director (Company)

Michael F. Shanahan Jr. <F1><F2><F3>         31                                   Director (Company)

Earl E. Walker <F3>                          77                                   Director (Company)

Earl W. Wims <F2>                            58                                   Director (Company)

John E. Capeless                             52                                   Vice President and
                                                                                  General Manager (ESP)

Ronald W. Davis                              51                                   Vice President-Marketing
                                                                                  (Engineered Air)

Michael W. Donnelly                          42                                   Vice President-Manufacturing
                                                                                  (Engineered Air)

Gary C. Gerhardt                             52                                   Executive Vice President and
                                                                                  Chief Financial Officer
                                                                                  (Company, Engineered Air and
                                                                                  ESP)

Dan D. Jura                                  45                                   Vice President-Sales
                                                                                  (Engineered Air)

Terrence E. Lyles                            47                                   Vice President-Purchasing
                                                                                  (Engineered Air)



E. Allen Springer Jr.                        52                                   Vice President-Engineering
                                                                                  (Engineered Air)

David P. Walsh                               55                                   Vice President-Quality Assurance
                                                                                  (Engineered Air)

<F1> Member of Executive Committee
<F2> Member of Audit Committee
<F3> Member of Compensation Committee

EXECUTIVE OFFICERS
------------------

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

      Gary C. Gerhardt was named Executive Vice President of the Company, Engineered Air and ESP in December 1994. He has been Chief Financial Officer of the Company, Engineered Air and ESP since October 1993. Prior thereto, he was Vice President-Contract Administration of Engineered Air since 1985. Mr. Gerhardt joined Engineered Air in 1982 as Manager of Contract Administration.

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

      Dan D. Jura has been Vice President-Sales since November 1993. Mr. Jura joined Engineered Air in 1984 as Marketing Manager.

      Terrence E. Lyles has been Vice President-Purchasing of Engineered Air since August 1997. Prior thereto, he was Director of Purchasing from March 1990. Mr. Lyles joined Engineered Air in 1988.

      David P. Walsh has been Vice President-Quality Assurance of Engineered Air since August 1997. Prior thereto, he was Director of Quality Assurance from January 1989. Mr. Walsh joined Engineered Air in 1985.

      All of the remaining executive officers have been employed by the Company in the positions indicated or comparable positions for the past five years.

NON-EMPLOYEE DIRECTORS
----------------------

      W. Raymond Barrett has been a director of the Company since June 1985. Mr. Barrett has been the President and principal shareholder of Bio-Medical Systems, Inc. since January 1975. He is the brother-in-law of Mr. Shanahan.

      Alexander M. Cornwell Jr. has been a director of the Company since March 1993. He is a licensed professional engineer. Mr. Cornwell was the Chairman and Chief Executive Officer of Street Industries, Inc. of St. Louis from 1985 through 1988. Mr. Cornwell has provided consulting services to the Company since 1988.

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

      Earl W. Wims has been a director of the Company since December 1991. He has been Chairman of Marketing Horizons, a marketing research and consulting firm, since 1986.

ITEM 11.          EXECUTIVE COMPENSATION
--------          ----------------------

      Information concerning executive compensation is shown in the Company's Definitive Proxy Statement (to be filed within 120 days after the close of the fiscal year ended October 31, 1997) incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
--------          -----------------------------------------------
                       AND MANAGEMENT
                       --------------

      Information relating to the ownership of the Company's securities by certain beneficial owners and management is shown in the Definitive Proxy Statement (to be filed within 120 days after the close of the year ended October 31, 1997) incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------          ----------------------------------------------

      Information on certain relationships, related transactions and affiliation of directors is shown in the Definitive Proxy Statement (to be filed within 120 days after the close of the year ended October 31, 1997) incorporated herein by reference.

                                 PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
--------          ---------------------------------------------
                       REPORTS ON FORM 8-K
                       -------------------

(a) (1) and (2)    Index of Financial Statements and Financial Statement
Schedules

      The following consolidated financial statements of Engineered Support Systems, Inc., included in the 1997 Annual Report of the registrant to its shareholders, are incorporated by reference in Item 8:

      Report of Independent Accountants

      Consolidated Balance Sheets-October 31, 1997 and 1996

      Consolidated Statements of Income-years ended October 31, 1997, 1996 and 1995

      Consolidated Statements of Shareholders' Equity-years ended October 31, 1997, 1996 and 1995

      Consolidated Statement of Cash Flows-years ended October 31, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements-October 31, 1997

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

3.1   Articles of Incorporation of Engineered Support Systems, Inc. <F1>

3.2   Amendment of Articles of Incorporation <F2>

3.3   Amended and Restated By-Laws of Engineered Support Systems, Inc. <F2>

4.1 Credit Agreement dated August 19, 1993 by and between The Boatmen's National Bank of St. Louis and Engineered Support Systems, Inc. <F8>

4.2   Engineered Air Systems, Inc. 1991 Stock Equity Plan <F4>

4.3 Engineered Support Systems, Inc. 1992 Stock Option Plan for Nonemployee Directors <F5>

4.4   Engineered Support Systems, Inc. 1993 Stock Option Plan <F9>

4.5 Engineered Support Systems, Inc. 1997 Stock Option Plan for Nonemployee Directors <F10>

4.6   Engineered Air Systems, Inc. Employee Stock Ownership Plan <F6>

4.7 Trust Agreement for the Engineered Air Systems, Inc. Employee Stock Ownership Trust <F6>

10.1  Employee Agreement with Michael F. Shanahan Sr. <F3>

10.2  Form of Indemnification Agreement with Directors <F2>

10.3 Lease Agreement dated February 15, 1992 by and between Engineered Air Systems, Inc. and Hermann Marketing, Inc. <F7>

10.4 Covenants Not to Compete dated March 8, 1993 by and between Parker Boys, Inc. and KWH Holdings, as covenantors, and Engineered Support Systems, Inc. <F8>

10.5 Form of Employment Agreement with Presidents and Vice Presidents of Engineered Air and ESP <F11>

10.6 Engineered Support Systems, Inc. Amended and Restated Executive Incentive Plan <F11>

11    Statement Re:  Computation of Net Income Per Share

13 Engineered Support Systems, Inc. Annual Report for the year ended October 31, 1997 (the Annual Report). Except for the portions incorporated herein by reference as evidenced in the Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission and is not deemed filed as part of this 10-K

22    Subsidiary of Registrant <F1>

24    Consent of Price Waterhouse LLP, Independent Accountants

27    Statement Re:  Summary Financial Informaton

[FN]
      <F1>     This information is incorporated herein by reference from Form
               S-1 Registration Statement filed on July 10, 1985, registration number 2-98909 as amended on August 13, 1985 and August 21, 1985.

      <F2>     This information is incorporated herein by reference from Form
               10-K Annual Report filed on January 30, 1989.

      <F3>     This information is incorporated herein by reference from Form
               10-K Annual Report filed on January 29, 1990.

      <F4>     This information is incorporated herein by reference from Form
               S-8 registration statement, effective April 5, 1994 registration number 33-77338.

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

      <F10>    This information is incorporated herein by reference from Form
               S-8 registration statement, effective May 23, 1997, registration number 333-27695.

      <F11>    This information is incorporated herein by reference from Form
               10-K Annual Report filed on January 27, 1996.

(b) There were not reports filed on Form 8-K during the fourth quarter of 1997.

(c) Exhibits
    The response to this portion of Item 14 is submitted as a separate section of this Report

(d) Financial Statement Schedules
    The response to this portion of Item 14 is submitted as a separate section of this Report.

SIGNATURES
----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ENGINEERED SUPPORT SYSTEMS, INC.
                                    --------------------------------

Dated:   January 19, 1998           By:  /s/ Gary C. Gerhardt
      ----------------------------     ----------------------------------------
                                             Gary C. Gerhardt
                                             Executive Vice President and
                                             Chief Financial Officer

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                        TITLE                             DATE
           ---------                        -----                             ----
  /s/ Michael F. Shanahan Sr.       Chairman of the Board               January 19, 1998
----------------------------------  of Directors, President and         ----------------
      Michael F. Shanahan Sr.       Chief Executive Officer

  /s/ Gary C. Gerhardt              Executive Vice President and        January 19, 1998
----------------------------------  Chief Financial Officer             ----------------
      Gary C. Gerhardt

                                   SIGNATURES
                                   ----------
   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                              DIRECTORS
                                              ---------

/s/ Michael F. Shanahan Sr.      Jan. 19, 1998         /s/ John J. Wichlenski       Jan. 19, 1998
-------------------------------  -------------         ---------------------------  -------------
    MICHAEL F. SHANAHAN SR.                                JOHN J. WICHLENSKI

  /s/ W. Raymond Barrett         Jan. 19, 1998         /s/ Alexander M. Cornwell    Jan. 19, 1998
-------------------------------  -------------         ---------------------------  -------------
      W. RAYMOND BARRETT                                   ALEXANDER M. CORNWELL

  /s/ Thomas J. Guilfoil         Jan. 19, 1998           /s/ Kenneth E. Lewi        Jan. 19, 1998
-------------------------------  -------------         ---------------------------  -------------
      THOMAS J. GUILFOIL                                     KENNETH E. LEWI

/s/ Michael F. Shanahan Jr.      Jan. 19, 1998            /s/ Earl W. Wims          Jan. 19, 1998
-------------------------------  -------------         ---------------------------  -------------
    MICHAEL F. SHANAHAN JR.                                   EARL W. WIMS

   /s/ Earl E. Walker            Jan. 19, 1998
-------------------------------  -------------
       EARL E. WALKER

                                    15

                            ENGINEERED SUPPORT SYSTEMS, INC.

                                     EXHIBIT INDEX
                                                                                    Page No.
                                                                                    --------
11.  Statement Re:  Computation of Net Income Per Share

13.  Engineered Support Systems, Inc.  Annual Report for year ended October 31,
     1997 (the Annual Report). Except for the portions incorporated herein by reference as evidenced in the Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission and is not deemed filed as part of this Form 10-K.

24.  Consent of Price Waterhouse LLP, Independent Accountants

27.  Statement Re:  Summary Financial Information