Form 10-Q
period 1998-01-31
ENGINEERED SUPPORT SYSTEMS INC
filed 1998-03-06
CIK 772891

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

                  Quarterly Report under Section 13 or 15 (d)

                    of the Securities Exchange Act of 1934

For the three months ended January 31, 1998      Commission file number 0-13880

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

      The number of shares of the Registrant's common stock, $.01 par value, outstanding at February 28, 1998 was 3,160,669.

                                ENGINEERED SUPPORT SYSTEMS, INC.

                                              INDEX
                                                                                            Page
Part I - Financial Information
   Item 1.  Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets as of January 31, 1998 and
      October 31, 1997                                                                         3

      Condensed Consolidated Statements of Income for the three months ended
      January 31, 1998 and 1997                                                                4

      Condensed Consolidated Statements of Cash Flows for the three months
      ended January 31, 1998 and 1997                                                          5

      Notes to Condensed Consolidated Financial Statements                                     6

   Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                    8

Part II - Other Information

   Items 1-6                                                                                  10

Signatures                                                                                    11

Exhibits                                                                                      12

                                ENGINEERED SUPPORT SYSTEMS, INC.

                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          January 31        October 31
                                                                             1998              1997
                                                                         -----------        ----------
                                                                         (Unaudited)
                       ASSETS

Current Assets
    Cash and cash equivalents                                            $ 4,486,393       $ 8,313,160
    Accounts receivable                                                    4,646,402         3,398,973
    Contracts in process and inventories                                   7,167,724         7,072,377
    Other current assets                                                   1,427,854         1,423,620
                                                                         -----------       -----------
        Total Current Assets                                              17,728,373        20,208,130

Property, plant and equipment, less accumulated
    depreciation of $15,163,034 and $14,767,236                           14,167,373        14,490,049
Intangible assets                                                            756,788           825,406
Other assets                                                               1,341,174         1,560,469
                                                                         -----------       -----------
        Total Assets                                                     $33,993,708       $37,084,054
                                                                         ===========       ===========


         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Current maturities of long-term debt                                 $                 $    73,273
    Accounts payable                                                       3,962,909         5,596,760
    Other current liabilities                                              2,166,922         2,978,407
                                                                         -----------       -----------
        Total Current Liabilities                                          6,129,831         8,648,440

Long-term debt                                                                               1,194,433
Deferred income taxes                                                      2,642,295         2,642,295
ESOP guaranteed bank loan                                                    836,400           873,300

Shareholders' Equity
    Common stock, par value $.01 per share; 10,000,000
      shares authorized; 3,781,873 and 3,772,573 shares issued                37,819            37,726
    Additional paid-in capital                                             9,784,979         9,698,665
    Retained earnings                                                     18,902,241        18,026,195
                                                                         -----------       -----------
                                                                          28,725,039        27,762,586

    Less ESOP guaranteed bank loan                                           836,400           873,300
    Less treasury stock at cost, 619,358 and 598,858 shares                3,503,457         3,163,700
                                                                         -----------       -----------
                                                                          24,385,182        23,725,586
                                                                         -----------       -----------
         Total Liabilities and Shareholders' Equity                      $33,993,708       $37,084,054
                                                                         ===========       ===========

See notes to condensed consolidated financial statements.

                                  ENGINEERED SUPPORT SYSTEMS, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                           (UNAUDITED)

                                                                        Three Months Ended
                                                                            January 31
                                                                   -----------------------------
                                                                      1998              1997
                                                                   -----------       -----------
Net revenues                                                       $16,238,139       $20,730,840

Cost of revenues                                                    12,934,370        17,615,553
                                                                   -----------       -----------

Gross profit                                                         3,303,769         3,115,287

Selling, general and administrative expense                          1,844,460         1,744,628
                                                                   -----------       -----------

Income from operations                                               1,459,309         1,370,659

Interest expense (income)                                              (72,852)           37,828
                                                                   -----------       -----------

Income before income taxes                                           1,532,161         1,332,831

Income tax provision                                                   613,000           530,000
                                                                   -----------       -----------

Net income                                                         $   919,161       $   802,831
                                                                   ===========       ===========

Basic earnings per share                                                  $.29              $.25
                                                                   ===========       ===========

Diluted earnings per share                                                $.28              $.24
                                                                   ===========       ===========


See notes to condensed consolidated financial statements.



                                      ENGINEERED SUPPORT SYSTEMS, INC.

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 (UNAUDITED)
                                                                               Three Months Ended
                                                                                   January 31
                                                                         -----------------------------
                                                                            1998              1997
                                                                         -----------       -----------
From operating activities:
   Net income                                                            $   919,161       $   802,831
   Depreciation and amortization                                             464,417           473,146
                                                                         -----------       -----------
      Cash provided (used) before changes in operating
        assets and liabilities                                             1,383,578         1,275,977
   Net (increase) decrease in non-cash current assets                     (1,347,010)        2,458,814
   Net increase (decrease) in non-cash current liabilities                (2,445,336)       (2,541,198)
   (Increase) decrease in other assets                                       219,295          (23,192)
                                                                         -----------       -----------

      Net cash provided by (used in) operating activities                 (2,189,473)        1,170,401
                                                                         -----------       -----------

From investing activities:
   Additions to property, plant and equipment                                (73,122)         (131,219)
                                                                         -----------       -----------

      Net cash provided by (used in) investing activities                    (73,122)         (131,219)
                                                                         -----------       -----------


From financing activities:
   Payments of long-term debt                                             (1,267,706)         (197,396)
   Purchase of treasury stock                                               (339,758)         (205,255)
   Exercise of stock options                                                  86,407           312,372
   Cash dividends                                                            (43,115)          (37,019)
                                                                         -----------       -----------

      Net cash provided by (used in) financing activities                 (1,564,172)         (127,298)
                                                                         -----------       -----------

Net increase (decrease) in cash and cash equivalents                      (3,826,767)          911,884

Cash and cash equivalents at beginning of period                           8,313,160         1,415,773
                                                                         -----------       -----------

Cash and cash equivalents at end of period                               $ 4,486,393       $ 2,327,657
                                                                         ===========       ===========

See notes to condenses consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                        NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (UNAUDITED)
                               JANUARY 31, 1998

NOTE A - BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended October 31, 1997.

NOTE B - EARNINGS PER SHARE

      Basic earnings per share for the three months ended January 31, 1998 and 1997 is based on average basic common shares outstanding of 3,174,755 and 3,182,114, respectively. Diluted earnings per share for the three months ended January 31, 1998 and 1997 is based on average diluted common shares outstanding of 3,311,577 and 3,309,956, respectively.

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

                                                          January 31, 1998   October 31, 1997
                                                          ----------------   ----------------
Raw materials                                                 $1,853,363        $1,535,860
Work-in-process                                                  114,449           167,043
Finished goods                                                   963,660           804,956
Inventories substantially applicable to
  government contracts in process, less
  progress payments of $10,811,121 and
  $9,333,930                                                   4,236,252         4,564,518
                                                              ----------        ----------
                                                              $7,167,724        $7,072,377
                                                              ==========        ==========

NOTE D - SUBSEQUENT EVENT

      On February 9, 1998, the Company agreed to acquire substantially all of the net assets of Nuclear Cooling, Inc., d/b/a/ Marlo Coil, a manufacturer of heat transfer and air movement equipment used in commercial, industrial, U.S. Navy and OEM markets. This transaction was completed on February 20, 1998. For the fiscal year ended June 30, 1997, sales of Marlo Coil were approximately $25.8 million and assets, which consist primarily of manufacturing facilities and working capital, were $11.5 million. The purchase price of $25.3 million was financed with $2.8 million of available cash resources and bank borrowings of $22.5 million. Further details of the transaction will be provided in Form 8-K to be filed with the Securities and Exchange Commission.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Revenues decreased 22% in the first quarter of 1998 to $16.2 million from $20.7 million in the first quarter of 1997. The decrease in revenues was a result of lower shipments of production items at Engineered Air Systems, Inc. (Engineered Air) as several major contracts, primarily the Chemical/Biological Protected Shelter System (CBPSS) and the Chemically/Biologically Hardened Air Mangement Plant (CHAMP), are in the engineering and development phases. Also contributing to the revenue decrease was a reduction in shipments of houseware products at Engineered Specialty Plastics, Inc. (ESP) in the months of November and December 1997. (However, by the end of the quarter, ESP sales were exceeding 1997 peak levels).

      In spite of the decrease in the net revenues, gross profit increased $
0.2 million, or 6%, over that for the comparable 1997 period reflecting a significant margin expansion at both Engineered Air and at ESP. The gross margin for the first quarter of 1998 was 20.3% as compared to 15.0% for the first quarter of 1997. (The gross margin for the preceding quarter ended October 31, 1997 was 18.5%). This margin increase was due to a more profitable mix of contracts and the impact of favorable contract cost experience at Engineered Air, and the impact of targeted cost reductions at ESP.

      Selling, general and administrative expense was $1.84 million and $1.74 million in the first quarters of 1998 and 1997, respectively. As a percent of net revenues, selling, general and administrative expense increased from 8.4% in 1997 to 11.3% in 1998 as a result of the decrease in consolidated revenues.

      Interest expense decreased $111,000 in the first quarter of 1998 as compared with the first quarter of 1997. This was the result of higher average cash balances and lower debt levels during the first quarter of 1998. In this regard, the Company retired its remaining term debt in January 1998.

LIQUIDITY AND CAPITAL RESOURCES

      At January 31, 1998, the Company's working capital and ratio of current assets to current liabilities were $11.6 million and 2.89 to 1 as compared to $11.6 million and 2.34 to 1 at October 31, 1997 . As of January 31, 1998, the Company had $6.4 million of unused credit related to its existing loan agreement.

BUSINESS AND MARKET CONSIDERATIONS

      As of January 31, 1998 , Engineered Air's funded backlog of defense orders was $37 million compared to $77 million a year ago. Options to existing contracts totaled approximately $152 million as of the end of the first quarter compared to $154 million in the prior year.

      Historically, the Company has been heavily dependent on the U.S. government for business. Approximately 70% of consolidated net revenues for the three months ended January 31, 1998 were derived from the U.S. government and its agencies. The Company began a plan of diversification in 1993 with the acquisition of ESP. This acquisition provided expansion into the commercial marketplace. As indicated in Note D, the Company acquired substantially all of the net assets of Nuclear Cooling, Inc., d/b/a Marlo Coil on February 20, 1998. Management is continuing to pursue new acquisitions, primarily within the defense industry.

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

               11. Statement Re:  Computation of Earnings Per Share.

               27. Statement Re:  Summary Financial Information

         (b) No reports on Form 8-K were filed during the three months ended January 31, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    ENGINEERED SUPPORT SYSTEMS, INC.

Date:  March 6, 1998                By:    Michael F. Shanahan Sr.
     -----------------------           --------------------------------
                                           Michael F. Shanahan Sr.
                                      Chairman of the Board, President
                                         and Chief Executive Officer


Date:  March 6, 1998                By:      Gary C. Gerhardt
     -----------------------           --------------------------------
                                             Gary C. Gerhardt
                                       Executive Vice President and
                                         Chief Financial Officer