Form 10-Q
period 1998-04-30
ENGINEERED SUPPORT SYSTEMS INC
filed 1998-06-05
CIK 772891

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

                  Quarterly Report under Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

For the six months ended April 30, 1998   Commission file number 0-13880

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

      The number of shares of the Registrant's common stock, $.01 par value, outstanding at May 29, 1998 was 3,196,895.

                                  ENGINEERED SUPPORT SYSTEMS, INC.

                                               INDEX

                                                                                                Page
Part I - Financial Information

      Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of April 30, 1998 and
            October 31, 1997                                                                    3

            Condensed Consolidated Statements of Income for the three and six months
            ended April 30, 1998 and 1997                                                       4

            Condensed Consolidated Statements of Cash Flows for the three and six
            months ended April 30, 1998 and 1997                                                5

            Notes to Condensed Consolidated Financial Statements                                6

      Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                 9

Part II - Other Information

      Items 1-6                                                                                 11

Signatures                                                                                      13

Exhibits                                                                                        14


                                          ENGINEERED SUPPORT SYSTEMS, INC.

                                       Condensed Consolidated Balance Sheets

                                                                                 April 30               October 31
                                                                                   1998                    1997
                                                                               -----------             -----------
                                                                               (Unaudited)
                           ASSETS

Current Assets
    Cash and cash equivalents                                                  $ 6,061,319             $ 8,313,160
    Accounts receivable                                                          8,972,433               3,398,973
    Contracts in process and inventories                                        10,783,656               7,072,377
    Other current assets                                                         1,852,302               1,423,620
                                                                               -----------             -----------
        Total Current Assets                                                    27,669,710              20,208,130

Property, plant and equipment, less accumulated
    depreciation of $14,850,007 and $14,767,236                                 18,749,912              14,490,049
Intangible assets                                                               17,461,719                 825,406
Other assets                                                                       747,884               1,560,469
                                                                               -----------             -----------
        Total Assets                                                           $64,629,225             $37,084,054
                                                                               ===========             ===========


         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Current maturities of long-term debt                                       $ 2,333,336             $    73,273
    Accounts payable                                                             5,988,974               5,596,760
    Other current liabilities                                                    6,832,475               2,978,407
                                                                               -----------             -----------
        Total Current Liabilities                                               15,154,785               8,648,440

Long-term debt                                                                  20,166,664               1,194,433
Deferred income taxes                                                            2,642,295               2,642,295
ESOP guaranteed bank loan                                                          799,500                 873,300

Shareholders' Equity
    Common stock, par value $.01 per share; 10,000,000
      shares authorized; 3,798,073 and 3,772,573 shares issued                      37,981                  37,726
    Additional paid-in capital                                                  10,042,982               9,698,665
    Retained earnings                                                           20,226,320              18,026,195
                                                                               -----------             -----------
                                                                                30,307,283              27,762,586

    Less ESOP guaranteed bank loan                                                 799,500                 873,300
    Less treasury stock at cost, 623,178 and 598,858 shares                      3,641,802               3,163,700
                                                                               -----------             -----------
                                                                                25,865,981              23,725,586
                                                                               -----------             -----------
         Total Liabilities and Shareholders' Equity                            $64,629,225             $37,084,054
                                                                               ===========             ===========

See notes to condensed consolidated financial statements.


                                          ENGINEERED SUPPORT SYSTEMS, INC.
                                    Condensed Consolidated Statements of Income

                                                    (Unaudited)



                                                 Three Months Ended                         Six Months Ended
                                                      April 30                                  April 30
                                           -----------------------------             -----------------------------
                                               1998              1997                    1998              1997
                                           -----------       -----------             -----------       -----------
Net Revenues                               $23,011,706       $22,851,462             $39,249,845       $43,582,302

Cost of revenues                            17,363,247        19,172,750              30,297,617        36,788,303
                                           -----------       -----------             -----------       -----------

Gross profit                                 5,648,459         3,678,712               8,952,228         6,793,999

Selling, general and administrative
     expense                                 3,063,586         1,854,077               4,908,046         3,598,705
                                           -----------       -----------             -----------       -----------

Income from operations                       2,584,873         1,824,635               4,044,182         3,195,294

Interest expense (income)                      380,794            (8,670)                307,942            29,158
                                           -----------       -----------             -----------       -----------

Income before income taxes                   2,204,079         1,833,305               3,736,240         3,166,136

Income tax provision                           880,000           735,000               1,493,000         1,265,000
                                           -----------       -----------             -----------       -----------

Net income                                 $ 1,324,079       $ 1,098,305             $ 2,243,240       $ 1,901,136
                                           ===========       ===========             ===========       ===========

Basic earnings per share                          $.42              $.35                    $.71              $.60
                                           ===========       ===========             ===========       ===========

Diluted earnings per share                        $.40              $.33                    $.68              $.57
                                           ===========       ===========             ===========       ===========



See notes to condensed consolidated financial statements.


                                          ENGINEERED SUPPORT SYSTEMS, INC.

                                  Condensed Consolidated Statements of Cash Flows

                                                    (Unaudited)
                                                                                        Six Months Ended
                                                                                            April 30
                                                                              ------------------------------------
                                                                                  1998                     1997
                                                                              ------------             -----------
From operating activities:
   Net income                                                                 $  2,243,240             $ 1,901,136
   Depreciation and amortization                                                 1,155,657                 946,850
   Gain on sale of assets                                                         (151,125)
                                                                              ------------             -----------
      Cash provided (used) before changes in operating
         assets and liabilities                                                  3,247,772               2,847,986

   Net (increase) decrease in non-cash current assets                           (1,015,931)              4,943,143
   Net increase (decrease) in non-cash current liabilities                        (110,579)             (1,793,727)
   (Increase) decrease in other assets                                           1,042,612                 191,124
                                                                              ------------             -----------

      Net cash provided by (used in) operating activities                        3,163,874               6,188,526
                                                                              ------------             -----------

From investing activities:
   Purchase of Marlo Coil, net of cash acquired                                (25,297,717)
   Additions to property, plant and equipment                                     (157,041)             (1,058,673)
   Proceeds from sale of property, plant and equipment                             151,125
                                                                              ------------             -----------
      Net cash provided by (used in) investing activities                      (25,303,633)             (1,058,673)
                                                                              ------------             -----------

From financing activities:
   Net payments under line-of-credit agreement                                  (1,075,961)
   Payments of long-term debt                                                   (1,267,706)             (1,422,823)
   Proceeds of long-term debt                                                   22,500,000
   Purchase of treasury stock                                                     (495,652)               (823,597)
   Exercise of stock options                                                       270,352                 340,028
   Cash dividends                                                                  (43,115)                (35,855)
                                                                              ------------             -----------

      Net cash provided by (used in) financing activities                       19,887,918              (1,942,247)
                                                                              ------------             -----------

Net increase (decrease) in cash and cash equivalents                            (2,251,841)              3,187,606

Cash and cash equivalents at beginning of period                                 8,313,160               1,415,773
                                                                              ------------             -----------

Cash and cash equivalents at end of period                                    $  6,061,319             $ 4,603,379
                                                                              ============             ===========

See notes to condensed consolidated financial statements.


                        ENGINEERED SUPPORT SYSTEMS, INC.

                        Notes to Condensed Consolidated
                        Financial Statements (Unaudited)
                                 April 30, 1998

Note A - Basis of Presentation

      The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended October 31, 1997.

Note B - Earnings per Share

      Basic earnings per share for the three months ended April 30, 1998 and 1997 is based on average basic common shares outstanding of 3,165,217 and 3,177,411, respectively. Diluted earnings per share for the three months ended April 30, 1998 and 1997 is based on average diluted common shares outstanding of 3,313,672 and 3,293,500, respectively.

      Basic earnings per share for the six months ended April 30, 1998 and 1997 is based on average basic common shares outstanding of 3,170,065 and 3,179,802, respectively. Diluted earnings per share for the six months ended April 30, 1998 and 1997 is based on average diluted common shares outstanding of 3,312,607 and 3,313,512, respectively.

Note C - Contracts in Process and Inventories

      Contracts in process and inventories of Engineered Air Systems, Inc. represent accumulated contract costs, estimated earnings thereon based upon the percentage of completion method and contract inventories reduced by the contract value of delivered items. Inventories of Engineered Specialty Plastics, Inc. and Engineered Coil Company are valued at the lower of cost or market using the first-in, first-out method. Contracts in process and inventories are comprised of the following:


                                                     April 30, 1998          October 31, 1997
                                                     --------------          ----------------
Raw materials                                          $ 4,365,823              $1,535,860
Work-in-process                                          1,332,590                 167,043
Finished goods                                             647,203                 804,956
Inventories substantially applicable to
  government contracts in process, less
  progress payments of $8,751,612 and
  $9,333,930                                             4,438,040               4,564,518
                                                       -----------              ----------
                                                       $10,783,656              $7,072,377
                                                       ===========              ==========

Note D - Acquisition of Net Assets of Nuclear Cooling, Inc.

      Effective February 1, 1998, Engineered Coil Company, a wholly-owned subsidiary of Engineered Support Systems, Inc., acquired substantially all of the net assets of Nuclear Cooling, Inc., d/b/a Marlo Coil, a manufacturer of heat transfer and air movement equipment, from an investor group for approximately $25.3 million. The fair value of assets acquired, including goodwill of $16.9 million, was $31.0 million and liabilities assumed totaled $5.7 million. The purchase price was financed with approximately $2.8 million of available cash resources and bank term debt of $22.5 million. The operating results of Engineered Coil Company (Marlo Coil) are included in the Company's consolidated results of operations from the date of acquisition.

      The following unaudited pro forma summary presents the combined historical results of operations for the six months ended April 30, 1998 and 1997 as adjusted to reflect the purchase transaction assuming the acquisition had occurred at November 1, 1996. These pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisition actually taken place on November 1, 1996, nor are they necessarily indicative of the combined results that may occur in the future.

                                                    Six Months Ended
                                                        April 30
                                           -----------------------------------
                                               1998                    1997
                                           -----------             -----------
Net revenues                               $45,958,088             $57,006,926
                                           ===========             ===========

Net income                                 $ 2,315,259             $ 1,911,946
                                           ===========             ===========

Basic earnings per share                          $.73                    $.60
                                           ===========             ===========

Diluted earnings per share                        $.70                    $.58
                                           ===========             ===========

Note E - Subsequent Event (Acquisition of Keco Industries, Inc.)

      On May 15, 1998, the Company agreed to acquire the common stock of Keco Industries, Inc. (Keco), a manufacturer of military ground support equipment. This transaction is contingent upon receiving government approval under the Hart Scott Rodino Act.

      For the fiscal year ended December 31, 1997, sales of Keco were approximately $42 million and assets, which consist primarily of manufacturing facilities and working capital, were $18.4 million. The purchase price was $25.0 million. (The Stock Purchase Agreement also provides for an additional payment by the Company if it elects treatment of the transaction pursuant to Section 338(h)(10) of the Internal Revenue Code). The purchase price will be financed with bank borrowings of $22.5 million and available cash resources. Further details of the transaction will be provided in Form 8-K to be filed with the Securities and Exchange Commission.

Note F - Subsequent Event (Stock Split)

      On May 21, 1998, the Company's Board of Directors approved a three-for-two stock split, which will be effected in the form of a 50% stock dividend. The new shares will be distributed on June 26, 1998 to shareholders of record as of the close of business on June 12, 1998.

                       ENGINEERED SUPPORT SYSTEMS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Revenues increased 1% in the second quarter of 1998 to $23.0 million from $22.9 million in the second quarter of 1997, and decreased 10% to $39.2 million in the first six months of 1998 from $43.6 million in the first half of 1997. Revenues for the second quarter of 1998 were favorably impacted by the Marlo Coil acquisition (see Note D) which was effective February 1, 1998. Revenues for Engineered Air Systems, Inc. (Engineered Air) decreased 47% and 35%, respectively, for the three and six month periods ended April 30, 1998. This decrease was a result of lower shipments of production items as several major contracts, primarily the Chemical/Biological Protected Shelter System (CBPSS) and the Chemically/Biologically Hardened Air Management Plan (CHAMP), are in the engineering and development phase. Engineered Specialty Plastics, Inc. (ESP) posted its highest quarterly revenues ever in the three months ended April 30, 1998, up 6% from the second quarter of 1997. For the year-to-date, however, ESP's revenues were 6% lower than those generated in 1997 due to a reduction in shipments of houseware products in November and December 1997.

      Gross profit for the second quarter of 1998 increased $2.0 million, or 54%, over the amount for the comparable 1997 period. This increase is primarily the result of significant margin expansion at ESP (due to increased volume) and at Engineered Air (due to a more profitable mix of contracts), as well as the addition of Marlo Coil which generates gross margins significantly above those provided by the other two subsidiaries. The gross margin for the second quarter was 24.5% and 16.1% in 1998 and 1997, respectively. The gross margin for the first six months of the year was 22.8% and 15.6% in 1998 and 1997, respectively.

      Selling, general and administrative expense was $3.1 million and $1.9 million in the second quarter of 1998 and 1997, respectively. This increase was due to the addition of Marlo Coil. As a percentage of net revenues, selling, general and administrative expense increased from 8.1% in the second quarter of 1997 to 13.3% in 1998. For the six months ended April 30, 1998, this percentage was 12.5% compared to 8.3% for the first half of 1997.

      Interest expense increased $390,000 in the second quarter of 1998 as compared with the second quarter of 1997. This increase was a result of the $25.3 million Marlo Coil acquisition, which was financed with $22.5 million of bank term debt and $2.8 million of available cash resources. However, strong operational cash flow at all three subsidiaries partially offset the impact of the acquisition on interest expense.

Liquidity and Capital Resources

      At April 30, 1998, the Company's working capital and ratio of current assets to current liabilities were $12.5 million and 1.83 to 1 as compared to $11.6 million and 2.34 to 1 at October 31, 1997. As of April 30, 1998, the Company had cash and cash equivalents of $6.1 million and unused credit related to its loan agreement of $5.0 million.

      As discussed in Note E, the Company has agreed to acquire Keco Industries, Inc. (Keco), a manufacturer of military ground support equipment. The purchase price will be financed with $22.5 million of bank term debt and available cash resources. The Company believes that cash flow generated from operations will provide the necessary resources to meet the needs of the Company in the foreseeable future, including debt service on bank borrowings associated with the Marlo Coil and Keco acquisitions.

Business and Market Considerations

      Approximately 55% of consolidated net revenues for the six months ended April 30, 1998 were derived from defense orders by the U.S. government and its agencies. (This percentage will increase following the completion of the Keco acquisition.) As of April 30, 1998, the Company's combined backlog of defense orders at Engineered Air and Marlo Coil totaled $61.3 million, with related government options of an additional $139.4 million.

      Management continues to pursue potential acquisitions, primarily of those companies providing strategic consolidation within the defense industry.

                                    PART II
                               Other Information

Items 1-3 Not applicable.

Item 4                  Submission of Matters to a Vote of Security Holders

                        (a) The Company's annual shareholders meeting was held on March 10, 1998.

                        (b) The following individuals were nominated and elected to the Board of Directors for a term of three years (2001):

                              LTG Kenneth E. Lewi (Retired)
                              John J. Wichlenski
                              Earl W Wims

                              The following directors continued in service of their terms following the meeting:
                              Michael F. Shanahan Sr.
                              W. Raymond Barrett
                              Thomas J. Guilfoil
                              Alexander M. Cornwell
                              Earl E. Walker
                              Michael F. Shanahan Jr.

                        (c) The proposal for approval of the Engineered Support Systems, Inc. 1998 Stock Option Plan for officers, key employees and consultants, and the allocation of 400,000 shares of Engineered Support Systems, Inc. common stock was ratified.

Item 5 Not applicable.

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

                (iv) Registration Statement Number 333-52753 on Form S-8 dated May 15, 1998 for the registration of 400,000 shares of Engineered Support Systems, Inc. common stock, $.01 par value, pursuant to the Engineered Support Systems, Inc. 1998 Stock Option Plan, is incorporated herein by reference.

                 (v) Restated and Amended Credit Agreement dated as of March 17, 1998 and between the Several Lenders From Time to Time Party Hereto and Nations Bank N.A., as agent, and Engineered Support Systems, Inc. and its subsidiaries.


            11.  Statement Re: Computation of Earnings Per Share.

            27.  Statement Re: Summary Financial Information

        (b) Form 8-K was filed on May 29, 1998 related to the acquisition of Keco Industries, Inc. (Keco) on May 15, 1998. Because it was impractical to provide the required financial statements for Keco at the time of this filing, these statements will be filed on Form 8-K/A as soon as practical but no later than July 28, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    ENGINEERED SUPPORT SYSTEMS, INC.

Date:  June 5, 1998           By:     /s/ Michael F. Shanahan Sr.
     --------------------        -------------------------------------
                                        Michael F. Shanahan Sr.
                                    Chairman of the Board, President
                                      and Chief Executive Officer


Date:  June 5, 1998           By:         /s/ Gary C. Gerhardt
     --------------------        -------------------------------------
                                            Gary C. Gerhardt
                                     Executive Vice President and
                                        Chief Financial Officer