Form 10-Q
period 1998-07-31
ENGINEERED SUPPORT SYSTEMS INC
filed 1998-09-04
CIK 772891

                 SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, DC  20549

                              FORM 10-Q

             Quarterly Report under Section 13 or 15 (d)

               of the Securities Exchange Act of 1934

For the nine months ended July 31, 1998         Commission file number 0-13880

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

      The number of shares of the Registrant's common stock, $.01 par value, outstanding at August 31, 1998 was 4,856,082.

                                  ENGINEERED SUPPORT SYSTEMS, INC.

                                                INDEX

                                                                                     Page
                                                                                     ----
Part I - Financial Information

   Item 1.  Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets as of July 31, 1998 and
       October 31, 1997                                                                3

       Condensed Consolidated Statements of Income for the three and nine months
       ended July 31, 1998 and 1997                                                    4

       Condensed Consolidated Statements of Cash Flows for the three and nine
       months ended July 31, 1998 and 1997                                             5

       Notes to Condensed Consolidated Financial Statements                            6

   Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                             9

Part II - Other Information

   Items 1-6                                                                          12

Signatures                                                                            13

Exhibits                                                                              14

                                      ENGINEERED SUPPORT SYSTEMS, INC.

                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                        July 31             October 31
                                                                          1998                 1997
                                                                       -----------         -----------
                                                                       (Unaudited)
                  ASSETS
Current Assets
    Cash and cash equivalents                                          $ 4,742,551         $ 8,313,160
    Accounts receivable                                                  9,558,881           3,398,973
    Contracts in process and inventories                                19,244,765           7,072,377
    Other current assets                                                 1,864,454           1,423,620
                                                                       -----------         -----------
        Total Current Assets                                            35,410,651          20,208,130

Property, plant and equipment, less accumulated
    depreciation of $15,381,658 and $14,767,236                         27,172,391          14,490,049
Intangible assets                                                       25,396,787             825,406
Other assets                                                               941,292           1,560,469
                                                                       -----------         -----------
        Total Assets                                                   $88,921,121         $37,084,054
                                                                       ===========         ===========


         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Current maturities of long-term debt                               $ 6,454,174         $    73,273
    Accounts payable                                                     4,801,088           5,596,760
    Other current liabilities                                            7,850,664           2,978,407
                                                                       -----------         -----------
        Total Current Liabilities                                       19,105,926           8,648,440

Long-term debt                                                          38,705,201           1,194,433
Deferred income taxes                                                    2,642,295           2,642,295
ESOP guaranteed bank loan                                                  762,600             873,300

Shareholders' Equity
    Common stock, par value $.01 per share; 10,000,000
      shares authorized; 5,422,104 and 3,772,573 shares issued              54,221              37,726
    Additional paid-in capital                                          10,466,227           9,698,665
    Retained earnings                                                   21,583,781          18,026,195
                                                                       -----------         -----------
                                                                        32,104,229          27,762,586

    Less ESOP guaranteed bank loan                                         762,600             873,300
    Less treasury stock at cost, 621,772 and 598,858 shares              3,636,530           3,163,700
                                                                       -----------         -----------
                                                                        27,705,099          23,725,586
                                                                       -----------         -----------
        Total Liabilities and Shareholders' Equity                     $88,921,121         $37,084,054
                                                                       ===========         ===========

See notes to condensed consolidated financial statements.

                                         ENGINEERED SUPPORT SYSTEMS, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                   (UNAUDITED)
                                                Three Months Ended              Nine Months Ended
                                                     July 31                         July 31
                                           --------------------------      ---------------------------
                                              1998            1997             1998            1997
                                           --------------------------      ---------------------------
Net revenues                               $24,927,269    $23,926,087      $64,177,114     $67,508,389

Cost of revenues                            19,047,032     19,852,518       49,344,649      56,640,821
                                           -----------    -----------      -----------     -----------
Gross profit                                 5,880,237      4,073,569       14,832,465      10,867,568

Selling, general and administrative
     expense                                 3,035,326      1,935,323        7,943,372       5,534,028
                                           -----------    -----------      -----------     -----------

Income from operations                       2,844,911      2,138,246        6,889,093       5,333,540

Interest expense (income)                      434,919        (23,411)         742,861           5,747
                                           -----------    -----------      -----------     -----------

Income before income taxes                   2,409,992      2,161,657        6,146,232       5,327,793

Income tax provision                           963,000        864,000        2,456,000       2,129,000
                                           -----------    -----------      -----------     -----------

Net income                                 $ 1,446,992    $ 1,297,657      $ 3,690,232     $ 3,198,793
                                           ===========    ===========      ===========     ===========

Basic earnings per share                          $.30           $.27             $.77            $.67
                                           ===========    ===========      ===========     ===========

Diluted earnings per share                        $.29           $.26             $.74            $.65
                                           ===========    ===========      ===========     ===========



See notes to condensed consolidated financial statements.

                                      ENGINEERED SUPPORT SYSTEMS, INC.

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
                                                                           Nine Months Ended
                                                                                July 31
                                                                   -------------------------------
                                                                      1998                 1997
                                                                   -----------          ----------
From operating activities:
   Net income                                                       $3,690,232          $3,198,793
   Depreciation and amortization                                     1,906,899           1,421,428
   Gain on sale of assets                                             (151,125)
                                                                   -----------          ----------
      Cash provided (used) before changes in operating
         assets and liabilities                                      5,446,006           4,620,221

   Net (increase) decrease in non-cash current assets                 (100,823)          4,407,801
   Net increase (decrease) in non-cash current liabilities          (2,242,549)           (760,981)
   (Increase) decrease in other assets                                 988,767             180,856
                                                                   -----------          ----------
      Net cash provided by (used in) operating activities            4,091,401           8,447,897
                                                                   -----------          ----------

From investing activities:
   Purchase of Marlo Coil, net of cash acquired                    (25,314,467)
   Purchase of Keco Industries, net of cash acquired               (22,731,913)
   Purchase of manufacturing and distribution rights for
      McIntyre Engineering products                                 (1,367,192)
   Additions to property, plant and equipment                       (1,116,706)         (1,497,893)
   Proceeds from sale of property, plant and equipment                 151,125
                                                                   -----------          ----------
      Net cash provided by (used in) investing activities          (50,379,153)         (1,497,893)
                                                                   -----------          ----------

From financing activities:
   Net payments under line-of-credit agreement                      (1,075,961)
   Payments of long-term debt                                       (1,267,706)         (1,439,691)
   Proceeds of long-term debt                                       45,000,000
   Purchase of treasury stock                                         (495,652)           (957,091)
   Exercise of stock options                                           689,108             516,228
   Cash dividends                                                     (132,646)            (78,911)
                                                                   -----------          ----------
      Net cash provided by (used in) financing activities           42,717,143          (1,959,465)
                                                                   -----------          ----------

Net increase (decrease) in cash and cash equivalents                (3,570,609)          4,990,539
Cash and cash equivalents at beginning of period                     8,313,160           1,415,773
                                                                   -----------          ----------
Cash and cash equivalents at end of period                          $4,742,551          $6,406,312
                                                                   ===========          ==========

See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                        NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (UNAUDITED)
                                 JULY 31, 1998

NOTE A - BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE B - EARNINGS PER SHARE

      All earnings per share amounts have been computed after giving effect to the stock split described in Note E. Average diluted common shares outstanding include common stock equivalents, which represent common stock options as computed based on the treasury stock method.

      Basic earnings per share for the three months ended July 31, 1998 and 1997 is based on average basic common shares outstanding of 4,790,372 and 4,726,484, respectively. Diluted earnings per share for the three months ended July 31, 1998 and 1997 is based on average diluted common shares outstanding of 5,019,260 and 4,929,858, respectively.

      Basic earnings per share for the nine months ended July 31, 1998 and 1997 is based on average basic common shares outstanding of 4,766,985 and 4,755,138, respectively. Diluted earnings per share for the nine months ended July 31, 1998 and 1997 is based on average diluted common shares outstanding of 4,985,906 and 4,945,067, respectively.

NOTE C - CONTRACTS IN PROCESS AND INVENTORIES

      Contracts in process and inventories of Engineered Air Systems, Inc. and Keco Industries, Inc. represent accumulated contract costs, estimated earnings thereon based upon the percentage of completion method and contract inventories reduced by the contract value of delivered items. Inventories of Engineered Specialty Plastics, Inc. and Engineered Coil Company are valued at the lower of cost or market using the first-in, first-out method. Contracts in process and inventories are comprised of the following:

                                                    July 31, 1998    October 31, 1997
                                                    -------------    ----------------
Raw materials                                        $4,208,511         $1,535,860
Work-in-process                                       1,362,890            167,043
Finished goods                                          575,754            804,956
Inventories substantially applicable to
  government contracts in process, less
  progress payments of $13,145,417 and
  $9,333,930, respectively                           13,097,610          4,564,518
                                                    -----------         ----------
                                                    $19,244,765         $7,072,377
                                                    ===========         ==========

NOTE D - ACQUISITIONS

      On February 1, 1998, Engineered Coil Company, a wholly-owned subsidiary of the Company, acquired substantially all of the net assets of Nuclear Cooling, Inc., d/b/a Marlo Coil, a manufacturer of heat transfer and air movement equipment, for approximately $25.4 million, including acquisition costs. The fair value of assets acquired, including goodwill of $17.0 million, was $31.0 million and liabilities assumed totaled $5.6 million. The purchase price was financed with approximately $2.9 million of available cash resources and bank term debt of $22.5 million.

      On June 24, 1998, the Company acquired all of the outstanding stock of Keco Industries, Inc., a manufacturer of military ground support equipment, for $25.6 million, including acquisition costs. (The purchase agreement also provides for an additional payment if the Company elects treatment of the transaction pursuant to Section 338(h)(10) of the Internal Revenue Code. The Company will make this election if it determines that the resulting income tax benefits exceed the additional purchase price. No consideration for this election is included in the purchase price above). The fair value of the assets acquired, including goodwill of $6.9 million, was $28.0 million and liabilities assumed totaled $2.4 million. The purchase price was financed with approximately $3.1 million of available cash resources and bank term debt of $22.5 million.

      The following unaudited pro forma summary presents the combined historical results of operations for the nine months ended July 31, 1998 and 1997 as adjusted to reflect the purchase transactions assuming the acquisitions had occurred at November 1, 1996. These pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisitions actually taken place on November 1, 1996, nor are they necessarily indicative of the combined results that may occur in the future.

                                                                   Nine Months Ended
                                                                       July 31
                                                                       -------
                                                               1998               1997
                                                            -----------       ------------
                  Net revenues                              $97,281,453       $120,903,665
                                                            ===========       ============
                  Net income                                 $3,843,809         $3,760,693
                                                            ===========       ============

                  Basic earnings per share                         $.81               $.79
                                                            ===========       ============

                  Diluted earnings per share                       $.77               $.76
                                                            ===========       ============

NOTE E - STOCK SPLIT

      On June 26, 1998, the Company effected a 3-for-2 stock split in the form of a 50% stock dividend. All earnings per share amounts in this Form 10-Q have been restated to reflect this stock split.

                       ENGINEERED SUPPORT SYSTEMS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net Revenues. Net revenues increased 4.2% in the third quarter of 1998 to $24.9 million from $23.9 million in the third quarter of 1997, and decreased 4.9% to $64.2 million in the first nine months of 1998 from $67.5 million in the comparable 1997 period.

      Net revenues from DoD contracts and sales of commercial air handling equipment decreased by $0.6 million to $17.5 million for the third quarter of 1998 from $18.1 million for the prior year period. This was despite an additional $7.4 million of net revenues generated by Marlo Coil, which was acquired February 1, 1998, and an additional $3.2 million of net revenues generated by Keco Industries, Inc. (Keco), which was acquired June 24, 1998. Net revenues from sales of injection molded plastic products increased $1.6 million to $7.4 million for the third quarter of 1998 from $5.8 million in the prior year.

      Net revenues for the nine months ended July 31, 1998 decreased by 4.9% to $64.2 million from $67.5 million for the comparable period in 1997. This decrease was due primarily to the fact that several significant DoD contracts completed, or were nearing completion of, their production cycles, including those for Aviation Ground Power Units, C-5/MA-3D Flight Line Air Conditioners, Harvest Falcon Water Distribution Systems and Revetment Kits. Net revenues from DoD contracts and sales of commercial air handling equipment decreased by $4.1 million to $44.4 million for the first nine months of 1998 from $48.5 million for the prior year period. This was despite an additional $14.6 million of net revenues generated by Marlo Coil and an additional $3.2 million generated by Keco subsequent to their respective acquisitions. Although several major contracts, primarily the Chemical/Biological Protected Shelter System (CBPSS), the Chemically/Biologically Hardened Air Management Plant (CHAMP), and the Field Deployable Environmental Control Units (FDECU), underwent significant engineering and development efforts during the nine months ended July 31, 1998, substantial revenues derived from the production phases of these contracts are not expected to begin until fiscal 1999. Net revenues from sales of injection molded plastic products increased $0.8 million to $19.8 million for the first nine months of 1998 from $19.0 million in the comparable 1997 period.

      Gross Profit. Gross profit for the third quarter of 1998 increased 44.4% to $5.9 million (23.6% of net revenues) from $4.1 million (17.0% of net revenues) in the prior year. Gross profit for the first nine months of 1998 increased 36.5% to $14.8 million (23.1% of net revenues) from $10.9 million (16.1% of net revenues) for the comparable period in 1997. These increases were primarily the result of higher margins within the Company's historical operations due to a more profitable mix of contracts and products, as well as the addition of Marlo Coil which generated gross margins above those provided by the Company's historical operations.

      Selling, General and Administrative Expense. Selling, general and administrative expense increased by $1.1 million to $3.0 million (12.2% of net revenues) for the quarter ended July 31, 1998 from $1.9 million (8.1% of net revenues) for the third quarter of 1997, and increased by $2.4 million to $7.9 million (12.4% of net revenues) for the nine months ended July 31, 1998 from $5.5 million (8.2% of net revenues) for the comparable period in 1997. These increases were due to the addition of selling, general and administrative expense generated by the two businesses acquired.

      Net Interest Expense. Net interest expense increased by $0.5 million to $0.4 million for the quarter ended July 31, 1998 and by $0.7 million to $0.7 million for the nine months ended July 31, 1998 as compared to the respective prior year periods. These increases were a result of debt incurred in conjunction with the Marlo Coil and Keco acquisitions.

      Income Tax Provision. The effective income tax rate for the three and nine month periods ended July 31, 1998 and 1997 was 40.0%.

      Net Income. As a result of the forgoing, the net income of the Company increased by 11.5% to $1.4 million (5.8% of net revenues) for the quarter ended July 31, 1998 from $1.3 million (5.4% of net revenues) for the third quarter of 1997, and increased by 15.4% to $3.7 million (5.8% of net revenues) for the nine months ended July 31, 1998 from $3.2 million (4.7% of net revenues) for the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

      In March 1998, the Company restated and amended its credit facility to provide a $45.0 million term loan to finance the Marlo Coil and Keco acquisitions and to provide a $10.0 million revolving credit facility. Principal payments on the term loan are scheduled to begin September 1, 1998, with the final payment due May 1, 2003. The Company may choose an interest rate calculated at either LIBOR plus an applicable margin or at the prime rate less 0.5%. The margin applicable to LIBOR varies from 0.5% to 1.5% depending upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio).Pursuant to the terms of the related and amended credit facility, the Company is subject to various financial and operating covenants. Although the Company is currently in compliance with all such covenants, the failure of the Company to comply with any of these covenants would constitute a default which, if not timely corrected or waived, could result in an acceleration of the maturity of certain of the debt obligations of the Company.

      The Company's primary sources of short-term financing are from cost reimbursements under contracts with the U.S. government via receipt of progress payments, billings for delivered products and bank borrowings under its $10.0 million revolving line of credit. On July 31, 1998, the Company's working capital and ratio of current assets to current liabilities were $16.3 million and 1.85 to 1. The Company generated $4.1 million and $8.4 million in cash flow from operations in the nine months ended July 31, 1998 and 1997, respectively, which was used, in part, to finance investment in property, plant and equipment of $1.1 million and $1.5 million, respectively, in such periods. During the first nine months of 1998, the Company also acquired substantially all of the net assets of Marlo Coil for $25.4 million and all of the capital stock of Keco for $25.6 million. These acquisitions were financed with term loan borrowings under the restated and amended credit facility and available cash resources. See Note D of the July 31, 1998 condensed consolidated financial statements for further discussion.

BUSINESS AND MARKET CONSIDERATIONS

      Approximately 56% of consolidated net revenues for the nine months ended July 31, 1998 were derived from defense orders by the U.S. government and its agencies. (This percentage will increase as a result of the Keco acquisition.) As of July 31, 1998, the Company's combined backlog of defense orders at Engineered Air, Marlo Coil and Keco totaled $74.9 million, with related government options of an additional $359.2 million.

      Management continues to pursue potential acquisitions, primarily of those companies providing strategic consolidation within the defense industry.

                                    PART II
                               OTHER INFORMATION

Items 1-5 Not applicable.

Item 6(a) Exhibits
          4.    (i)    Registration Statement Number 33-14504 on Form S-8
                       dated May 22, 1987 for the registration of 340,000 shares of Engineered Support Systems, Inc. common stock, $.01 par value, pursuant to the Amended and Restated Engineered Air Systems, Inc. Employee
                       Equity Plan, is incorporated herein by reference.

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


          11. Statement Re:  Computation of Earnings Per Share.

          27. Statement Re:  Summary Financial Information

      (b) Form 8-K/A, amendments 1 and 2, were filed on July 2 and August 13, 1998 related to the acquisition of Keco Industries, Inc.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       ENGINEERED SUPPORT SYSTEMS, INC.

Date:  September 4, 1998               By: /s/ Michael F. Shanahan Sr.
     -----------------------------        ------------------------------------
                                               Michael F. Shanahan Sr.
                                            Chairman of the Board, President
                                               and Chief Executive Officer


Date:  September 4, 1998                  By: /s/ Gary C. Gerhardt
     -----------------------------        ------------------------------------
                                                  Gary C. Gerhardt
                                             Executive Vice President and
                                                Chief Financial Officer