Form 10-K
period 1998-10-31
ENGINEERED SUPPORT SYSTEMS INC
filed 1999-01-29
CIK 772891

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, DC  20549

                             FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d)

              of the Securities Exchange Act of 1934

For the year ended October 31, 1998       Commission file number 0-13880

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
Yes  X   No    .
    ---     ---

     Based on the closing price on January 18, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $50,685,000.

     The number of shares of the Registrant's common stock, $.01 par value, outstanding at January 18, 1999 was 4,847,602.

                DOCUMENTS INCORPORATED BY REFERENCE

     Parts I and II incorporate by reference portions of the Engineered Support Systems, Inc. Annual Report to Shareholders (the Annual Report) for the year ended October 31, 1998. Part III incorporates by reference portions of the Engineered Support Systems, Inc. Proxy Statement for the Annual Shareholders Meeting to be held on March 8, 1999 (the Definitive Proxy Statement) to be filed within 120 days after the close of the year ended October 31, 1998.

                              PART I
ITEM 1.   BUSINESS
-------   --------

     Engineered Support Systems, Inc. is a holding company for four wholly-owned subsidiaries: Engineered Air Systems, Inc. (Engineered
Air), Keco Industries, Inc. (Keco), Engineered Coil Company, d/b/a Marlo Coil (Marlo Coil) and Engineered Specialty Plastics, Inc. (ESP). Engineered Support Systems, Inc. and its subsidiaries (Company) is a leading designer and manufacturer of military support equipment and related products for the United States armed forces. The Company also manufactures specialized commercial and industrial air handling equipment, as well as injection molded specialty and custom plastic products.

     Engineered Air and Keco are military ground support equipment contractors which specialize in designing, marketing and manufacturing chemical and biological defense systems, environmental control systems, petroleum and water systems, containerized systems and general ground support equipment. This equipment is designed to be used in any location where U.S. forces may be deployed. It is designed for rapid deployment and multi-purpose use in remote locations. Substantially all of the revenues generated by Engineered Air and Keco are derived from the sale of equipment to the Department of Defense (DoD) and defense contractors. Marlo Coil is a manufacturer of heat transfer and air movement equipment, which is generally produced to customer specifications. Marlo Coil's products, principally coils and air handling units, are sold to the U.S. Navy through prime contractors as well as to commercial and industrial customers. ESP is a manufacturer of injection molded plastic products used primarily in consumer goods such as housewares, storage containers, components for computer terminals, and communication equipment. In addition to these products, ESP also produces Lifetime Faucets, a proprietary line of plastic faucets.

     Engineered Air was incorporated under the laws of the State of Missouri on December 24, 1981, and acquired the assets of the Defense Systems Division of Allis-Chalmers Corporation on March 30, 1982. The Company was incorporated under the laws of the State of Missouri in December 1983, and exchanged all of its outstanding common stock for two-thirds of the common stock of Engineered Air held by the Company's founders. The Company purchased the remaining one-third of the common stock of Engineered Air in January 1984, effective as of November 1, 1983. The Company became a publicly owned corporation on August 21, 1985. On March 9, 1993, the Company purchased all of the outstanding stock of Associated Products, Inc. (subsequently changed to Engineered Specialty Plastics, Inc.). Effective February 1, 1998, Engineered Coil Company acquired substantially all of the net assets of Nuclear Cooling, Inc., d/b/a Marlo Coil. On June 24, 1998, the Company purchased all of the outstanding common stock of Keco.

PRODUCTS

     MILITARY PRODUCTS. The Company provides products to U.S. armed forces in five general categories:

Chemical and biological defense systems. The Company engineers and manufactures products and systems which are designed to protect forward deployed military units from the effects of chemical or biological weapons. These include:

      * Chemical and Biological Protected Shelter System (CBPSS), which is a contamination-free, environmentally-controlled work area that is used as a mobile field medical facility. It is a specially designed system centered around a soft-walled tent supported by inflated columns of air. The tent is connected to and carried by a High Mobility Multi-Purpose Wheeled Vehicle, more commonly known as a "Humvee." The CBPSS permits medical specialists to treat soldiers while deployed in an area exposed to chemical or biological contamination.

      * Micro-Climatic Conditioning System (MCS), which is an on-board air-filtration unit for the Paladin tank and is designed to enhance survivability for the Paladin crews by providing air filtration of chemical and biological materials, ventilation and cooling.

      * Sanator/M-17, which is a lightweight chemical and biological decontamination system used to decontaminate equipment in the field utilizing a hot water and detergent spray mixture.

Environmental Control Systems. The Company engineers and manufactures systems which regulate and modify environmental conditions in military enclosures, aircraft, ships and vehicles. These include:

      * Field Deployable Environmental Control Unit (FDECU), which is a field deployable heat pump for use in cooling, heating, dehumidifying, filtering and circulating air for portable shelters, tents and vans. The unit is adaptable to chemically and biologically contaminated areas.

      * Chemically/Biologically Hardened Air Management Plant (CHAMP), which is an air management system providing cooling, heating, standby electrical power and pressurized filtered air protection against chemical and biological agents and was initially designed for use by the U.S. Air Force in chemically hardened, air transportable hospitals. These units consolidate a generator, blowers, filters and environmental control elements into a single system, reducing transportation weight and size by 80%. This unit can be operated by either commercial power or a self-contained diesel engine and enable medical staff and patients to reduce infection and continue emergency operations in a contaminated environment.

      * Flight Line Air Conditioners, which are used to cool aircraft avionics and electronics systems during pre-flight and post-flight checkouts and repairs. Among these units are the largest air conditioning units ever built for the U.S. Air Force employing state-of-the-art technology and utilizing R-134 refrigerant, which is ozone friendly and environmentally safe. This unit supports operations of various military aircraft including: the B-1B and B-2 bombers; the C-5, C-130 and C-141 transports; all fighter aircraft; and the Talon I and Talon II gunships.

      * Army Space Heaters (ASH), which provide automatic, remote or normal temperature-controlled heating to meet the needs of personnel and equipment in shelters, vans, hospitals and other enclosed areas. Most recently, the ASH has been shipped overseas to provide warmth for U.S. military personnel in the extreme winter conditions of Bosnia. The unit is designed to be adapted to chemically and biologically contaminated environments.

      * Fan Coil Units and Assemblies, which are used to meet air conditioning and heating needs aboard U.S. Navy ships and Military Sealift and Coast Guard vessels, including ships of the Arleigh Burke Class Aegis destroyers, Ticonderoga Class Aegis cruisers, Seawolf and NSSN attack submarines, San Antonio Class and LHD amphibious assault ships and Nimitz Class and CVN-77 aircraft carriers.

Petroleum and water systems. The Company manufactures systems for pumping, storing and testing water and petroleum. These include:

      * Petroleum storage, distribution and refueling equipment, which is used in support of remotely located field equipment and weapon systems. These systems include the Inland Petroleum Distribution System, which is a portable pipeline, storage and distribution system set up to transport fuel up to 270 miles over various terrains.

      * Water distribution and storage systems with trailer mounted pumps and collapsible tanks.

      * Airmobile and Semi-trailer Mounted Petroleum Test
        Laboratories, which are used for testing the purity of fuels in the field.

      * Reverse Osmosis Water Purification Units (ROWPU), which are durable and mobile water purification systems and which provide safe drinking water, primarily to forces in the field with the capacity to filter highly contaminated water.

Containerized systems. The Company manufactures specially designed container systems. These include:

      * Quadcon containers, which are transportable and connectable containers for multi-use storage or transportation of bulk products.

      * Refrigerated containers, which are used to transport perishable and frozen foods.

General ground support equipment. The Company also manufactures a range of general ground support equipment. These include:

      * Deployable Fire Protection Systems, which are trailer mounted units designed to apply 500 gallons of fire-fighting foam in one minute for use in areas where fuel is being distributed, such as airfields. The system automatically detects fires across a 120 degree vision area after being deployed.

      * Portable Field Latrines, Laundry, Shower and Shave
        Facilities, which are used by forward deployable combat units.

      COMMERCIAL AND INDUSTRIAL PRODUCTS. The Company has been able to capitalize on its naval contracting experience to design and manufacture a broad range of air handling and heat transfer equipment for commercial and industrial applications. Such applications include commercial and institutional buildings, civilian marine applications, and pharmaceutical, semiconductor and telecommunications clean rooms.

      The Company engineers and manufactures injection molded custom and specialty plastic products for consumer and industrial markets. These products include housewares, food handling totes, storage containers, medical devices, automotive equipment, plastic components for computer terminals and telecommunications equipment and a proprietary line of nonmetallic faucets.

ENGINEERING AND DESIGN

      The Company employs approximately 70 people engaged in the design and development of new products and the improvement of existing products. Essentially all of these development activities are conducted pursuant to, and funded by, DoD contracts in response to designated performance specifications. The Company believes that its engineering expertise gives it a significant advantage over smaller competitors who do not have such capabilities. The Company's expenditures on research and development were insignificant during the three-year period ended October 31, 1998.

      The Company's engineering capabilities include expertise in thermodynamics, air flow, liquid pumping, stress analysis, liquid fuel combustion, dynamic and climatic environmental engineering, biological and chemical decontamination, non-pyrotechnic smoke generation, and filtration of chemically and biologically contaminated air.

      The Company's design and development of ground support equipment are enhanced by a computer-aided design and manufacturing (CAD/CAM) system. This system is used by engineers and draftsmen to design complex products and component parts in three-dimensional view, and minimizes the need for time-consuming manual methods of prototype development. The Company's engineering staff and CAD/CAM system provide it with the ability to adapt its production process to new product needs on a timely basis.

      The Company maintains extensive laboratory facilities used for supporting engineering development and production operations. These include test facilities for measurement of product performance from -65 degrees to +140 degrees Fahrenheit and completely equipped prototype facilities. The Company also has the capability to provide complete technical data support for the products it manufactures. This includes integrated logistics support, spare parts provisioning and preparation of technical manuals.

MARKETING

      The Company's marketing of military equipment focuses, in part, on determining the current and future needs of the DoD for support equipment. To identify those needs, the Company gathers information from primary sources such as the DoD budget and its supporting documents, and military requirement documents such as the Air Force's Statement of Need, the Navy's Operational Requirements and the Army's Required Operational Capability, along with direct interface with its customers. The Company analyzes this data through an established new business opportunity procedure and then determines whether or not to bid on specific projects based upon determinations of potential profitability and the likelihood of being awarded the contract.

      Sales of custom commercial, industrial and marine air handling units and coils are effected both directly and through sales representatives located primarily in the United States, parts of Canada, and Puerto Rico. Generally, the customers' engineers and contractors provide the required specifications and performance data. The Company, in turn, designs and manufactures the equipment to meet the specified criteria with a focus on quality, value and service. Customers are typically large and well established companies which require equipment for industrial and other specialized applications with specifications far more exacting than those that would normally be supplied for comfort cooling and heating. The pharmaceutical, telecommunications and healthcare industries represent a significant portion of current sales volume.

      Principal customers for injection molded custom and specialty plastic products include large, well-established producers of consumer and industrial products. Sales of injection molded plastic products are effected both directly and through sales representatives. Customers typically submit sample parts and drawings to the Company for quotations. Contracts can typically be canceled on 30 days notice. A significant portion of the Company's sales of injection molded plastics products are of storage containers. The Company anticipates that container sales will remain strong as it is in geographic proximity to several large purchasers of these products, including companies within the housewares and poultry industries which the Company believes is an important consideration in this market. The Company also anticipates that sales for its injection molded plastic products will continue to be strong within the office equipment market. Injection molded parts for computer terminals and telecommunications equipment represent a significant portion of sales volume. However, the Company is capable of producing a wide variety of injection molded plastic products, including automotive parts, medical equipment, switching equipment, electrical appliances and most small electronic devices. The Company's sales of its proprietary line of kitchen and lavatory faucets are effected primarily through sales representatives, and marketing efforts focus on service and price.

MANUFACTURING AND PROCUREMENT

      The Company manufactures certain components for its products and systems including fabricated metal cabinets, control panels and frames. The Company is equipped to bend, cut, drill and weld sheet metal. However, a significant portion of component parts and materials for the products manufactured by the Company are purchased from third party suppliers. Management believes that the materials and services the Company requires are readily available through competitive sources and that the Company is not dependent upon any one subcontractor or vendor. Two of the Company's facilities have received ISO 9000 certification and the Company is qualified by the U.S. government to the military control specifications MIL-I-45208 and MIL-Q-9858, which apply to most of the Company's government contracts currently in progress. The Company intends to seek ISO 9000 certification for at least one of its other facilities.

      The Company engineers and manufactures injection molded custom and specialty plastic products for consumer and industrial markets. These products include housewares, food handling totes, storage containers, medical devices, automotive equipment, plastic components for computer terminals and telecommunications equipment and a proprietary line of nonmetallic faucets. Approximately one third of the Company's sales of injection molded plastic products are generated by products which are proprietary. The Company's injection molded plastic manufacturing operations are vertically integrated, with the facilities to both mold and finish plastic to exacting specifications. The Company operates 33 injection molding machines ranging in size from 45 to 2,200 tons of clamp pressure. The Company believes that its vertical integration, range of machine size and higher pressure molding capacity provide it with a competitive advantage within the geographic market it serves.

      Material handling capacity for injection molded plastic products is achieved through five silos with a combined capacity exceeding 200,000 pounds, a central vacuum loading system, blend mixers and computer integrated manufacturing control software. Finishing equipment includes a 650 foot paint conveyor, 20 paint spray booths, drying ovens, hot stamp machines, silk screen machines, a 150 foot motorized assembly line and sonic welders. The Company subcontracts the assembly and packaging of Lifetime Faucets to an outside vendor.

GOVERNMENT CONTRACTING

      The Company's government contracts are obtained through the DoD procurement process as governed by the Federal Acquisition Regulations and related agency supplements, and are typically fixed-price contracts. This means that the price is agreed upon before the contract is awarded and the Company assumes complete responsibility for any difference between estimated and actual costs.

      Under the Truth in Negotiations Act of 1962 (Negotiations Act), the U.S. government has the right for three years after final payment on certain negotiated contracts, subcontracts and modifications thereto, to determine whether the Company furnished the U.S. government with complete, accurate and current cost or pricing data as defined by the Negotiations Act. In the event the Company fails to satisfy this requirement, the U.S. government has the right to adjust a contract or subcontract price by the amount of any overstatement as defined by the Negotiations Act.

      U.S. government contracts typically contain terms permitting the contract to be terminated at the convenience of the U.S. government. In the event of such termination, the Company is entitled to reimbursement for certain expenditures and overhead as provided for in applicable U.S. government procurement regulations. Generally, this results in the contractor being reasonably compensated for work actually done, but not for anticipated profits. The U.S. government may also terminate contracts for cause if the Company fails to perform in strict accordance with contract terms. The Company has never had a contract terminated by the U.S. government for failure to perform in accordance with contract terms. Termination of, or elimination of appropriation for, a significant government contract could have a material adverse effect on the Company's business, financial condition and results of operations in subsequent periods. Similarly, U.S. government contracts typically permit the U.S. government to change, alter or modify the contract at its discretion. If the U.S. government were to exercise this right, the Company would be entitled to reimbursement of all allowable and allocable costs incurred in making the change plus a reasonable profit.

      The U.S. government typically finances a substantial portion of the Company's contract costs through progress payments. The Company historically received progress payments in accordance with DoD contract terms for "small business" concerns. These terms provide progress payments at a specified rate applied on the basis of costs incurred while progress payments for concerns other than small business provide for payment based on costs actually paid at a rate that is 15% lower than that paid to small businesses. The Marlo Coil and Keco acquisitions have caused the Company to exceed certain thresholds relating to small business qualification, and the Company will therefore qualify as a small business only for specific government contracting purposes. The Company is, however, reducing its emphasis on small business qualification for purposes of future government work.

PATENTS

      The Company owns various patents in connection with its equipment supplied to the DoD with expiration dates extending through February 2002. From time to time, the Company develops proprietary information and trade secrets regarding the design and manufacture of various products.

      The Company also holds a patent for a reversible faucet cartridge. The benefit of the reversing feature is that by turning the cartridge one-half revolution the user achieves that same result as though the washer had been replaced to stop a leaking faucet. This patent expires in October 2002.

      The Company considers its proprietary information and patents to be valuable assets. However, the Company's business is not materially dependent on patent protection.

COMPETITION

      The markets for all of the Company's products are highly competitive. In order to obtain U.S. government contracts, the Company must comply with detailed and complex procurement procedures adopted by the DoD pursuant to regulations promulgated by the U.S. government. The regulations and procurement procedures are adopted to promote competitive bidding. In addition, the Company competes with a number of businesses with plastic injection molding capabilities and competes with a large number of suppliers to commercial and industrial air handling customers. In all phases of its operations, the Company competes in both performance and price with companies, some of which are considerably larger, more diversified and have greater financial resources than the Company.

DEFENSE BACKLOG

      The Company records its defense backlog as either funded backlog or government options. The Company's funded backlog as of October 31, 1998 was approximately $80.8 million. The Company's funded backlog is subject to fluctuations and is not necessarily indicative of future sales. Funded backlog represents products the government has committed by contract to purchase from the Company. Government options include products the government has the option to purchase under contract with the Company, including, with respect to contracts which include a maximum amount purchasable by the government thereunder, such maximum amount, and with respect to contracts without a specified maximum amount, the Company's estimate of the amount it expects the government to purchase using the government's Best Estimated Quantity (BEQ) as a guide where a BEQ is specified. There are no commitments by the government to purchase products included in government options and there can be no assurance that any or all amounts included therein will generate revenue for the Company. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could substantially reduce the Company's funded backlog and, consequently, future net revenues. Failure of the Company to replace canceled or reduced backlog, whether funded backlog or government options, could have a material adverse effect on the Company's business, financial condition and results of operations in subsequent periods.

      The following table summarizes funded backlog and government options on funded backlog (in millions) as of the indicated dates:

                                                 Government Options
                               Funded Backlog    On Funded Backlog
                               --------------    -----------------

     October 31, 1998              $80.8              $319.6
     October 31, 1997               44.1               155.0
     October 31, 1996               90.7               153.8
     October 31, 1995               90.4               100.2
     October 31, 1994               77.9               153.7

EMPLOYEES

     As of October 31, 1998, the Company employed 841 persons, of which 617 were engaged in manufacturing activities, 70 in engineering activities, and 154 in office administration and management functions. Approximately 95 employees are represented by Lodge 1012 of the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers (AFL-CIO) under a collective bargaining agreement which expired October 31, 1998. Although negotiations continue, the date of any new agreement with these employees is uncertain at this time. The Company is confident that it can retain a capable workforce regardless of the outcome of these negotiations.

     The Company considers its overall employee relations to be satisfactory.

ITEM 2.   PROPERTIES
-------   ----------

     The Company conducts its business from 5 manufacturing and office facilities. All facilities are owned by the Company and are subject to deeds of trust in favor of the Company's lender.

             Location              Description            Size in Sq. Feet
             --------              -----------            ----------------
             St. Louis County,     Manufacturing/Office       171,000
             Missouri

             Hot Springs,          Manufacturing              110,000
             Arkansas

             High Ridge,           Manufacturing              185,000
             Missouri

             Florence, Kentucky    Manufacturing              174,000

             Blue Ash, Ohio        Manufacturing              132,000

     The Company believes that its current facilities are sufficient for the conduct of its current level of operations.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

     The Company is a defendant in a lawsuit captioned Plasco Designs
                                                       --------------
of Arkansas, Inc. v. Engineered Specialty Plastics and Engineered
-----------------------------------------------------------------
Support Systems, Inc. and Engineered Specialty Plastics, Third Party
--------------------------------------------------------------------
Plaintiff, v. Omega Tool Company, Third Party Defendant, Cause Number
-------------------------------------------------------
C1V-95-679, pending in the Garland County Circuit Court, Hot Springs, Arkansas. Plasco Designs of Arkansas, Inc. (Plasco), a former customer of ESP, alleges in the suit that ESP designed a defective mold for use by ESP in fabricating products for Plasco. In a number of counts involving replevin, slander, breach of contract and other claims, Plasco seeks aggregate damages of approximately $2 million, plus punitive damages and attorneys fees. The Company and ESP have brought a counterclaim against Plasco seeking aggregate damages of approximately $2 million, plus punitive damages and attorney's fees. In addition, the Company and ESP have brought a third party claim against Omega Tool Company, the manufacturer of the mold Plasco claims was defective. The case is set for trial in April 1999. While the Company believes that it has meritorious defenses and counterclaims, and intends to prosecute the case vigorously, there can be no assurance as to its outcome.

     The Company and its subsidiaries are from time to time parties to various other legal proceedings arising out of their business. Management believes that there are no such other proceedings pending or threatened against them which, if determined adversely, would have a material adverse effect on the business or financial condition of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
-------   -----------------------------------------------

     There were no matters submitted to a vote of shareholders during the fourth quarter of the year ended October 31, 1998.

                              PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
-------   ----------------------------------------------------
               SHAREHOLDER MATTERS
               -------------------

     Information concerning the principal market on which the Company's common stock is traded and the high and low sales prices for such stock during 1998 is shown in Supplemental Information on page 16 of the 1998 Annual Report, incorporated herein by reference. During 1995, the Company initiated a semi-annual dividend program. The most recently declared dividend was in the amount of $.018 per share payable January 29, 1999 to shareholders of record as of December 31, 1998.

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

     Financial data required under this section is shown in the Summary of Selected Financial Data on page 2 of the 1998 Annual Report, incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------   -----------------------------------------------------------
               AND RESULTS OF OPERATIONS
               -------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations, shown on pages 4 through 5 of the 1998 Annual Report, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

     The following consolidated financial statements of Engineered Support Systems, Inc. included in the Annual Report for the year ended October 31, 1998 at the pages indicated, are incorporated herein by reference:

     Consolidated Balance Sheets, October 31, 1998 and 1997, page 6.

     Consolidated Statements of Income, years ended October 31, 1998, 1997 and 1996, page 7.

     Consolidated Statements of Shareholders' Equity, years ended
     October 31, 1998, 1997 and 1996, page 7.

     Consolidated Statements of Cash Flows, years ended October 31, 1998, 1997 and 1996, page 8.

     Notes to Consolidated Financial Statements, page 9 through 14.


The quarterly financial information included in Supplementary
Information on page 16 of the 1998 Annual Report is incorporated herein by reference.

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------   -----------------------------------------------------------
               AND FINANCIAL DISCLOSURES
               -------------------------

None.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

     The directors, executive officers and key employees of the Company as of January 18, 1999 are as follows:

            Name                     Age                Position
            ----                     ---                --------
Michael F. Shanahan Sr.<F1><F4>       59        Chairman, President, Chief
                                                Executive Officer and Director
                                                (Company)

Gary C. Gerhardt<F4>                  53        Executive Vice President,
                                                Chief Financial Officer and
                                                Director (Company)

R. Bruce Earls<F4>                    52        Director (Company) and
                                                President and Chief Executive
                                                Officer (Marlo Coil)

John J. Wichlenski<F1><F4>            55        Director (Company) and
                                                President and Chief Executive
                                                Officer (Engineered Air)

Alexander M. Cornwell Jr.<F3>         72        Director (Company)

MG George E. Friel<F2>                56        Director (Company)

Thomas J. Guilfoil<F3>                79        Director (Company)

LTG Kenneth E. Lewi<F2>               68        Director (Company)

Michael F. Shanahan Jr.<F1><F2><F3>   32        Director (Company)

Earl E. Walker<F3>                    78        Director (Company)

Earl W. Wims<F1><F2>                  59        Director (Company)

George W. Andrews                     69        President and Chief
                                                Executive Officer (Keco)

John E. Capeless                      53        Vice President and
                                                General Manager (ESP)

Ronald W. Davis<F4>                   52        Vice President-Marketing
                                                (Engineered Air)

Marvin L. Smith                       61        Executive Vice President (Keco)

<F1> Member of Executive Committee of the Board
<F2> Member of Audit Committee of the Board
<F3> Member of Compensation Committee of the Board
<F4> Member of Executive Management Committee of the Company

EXECUTIVE OFFICERS
------------------

     The officers serve at the discretion of the Board of Directors, subject to the terms and conditions of their employment agreements.

     Michael F. Shanahan Sr. has been a director of the Company since its formation. Mr. Shanahan was named the Chief Executive Officer of the Company in 1985. He was named Chairman of the Company and of Engineered Air in 1987, and was named Chairman of ESP, Marlo Coil and Keco upon their respective acquisition dates.

     Gary C. Gerhardt has been a director of the Company since March 1998. He was named Executive Vice President of the Company, Engineered Air and ESP in 1994, and Marlo Coil and Keco in 1998. He was named Chief Financial Officer of the Company, Engineered Air and ESP in 1993, and Marlo Coil and Keco in 1998. Prior thereto, he was Vice President-Contract Administration of Engineered Air since 1985. Mr. Gerhardt joined Engineered Air in 1982 as Manager of Contract Administration.

     R. Bruce Earls has been a director of the Company since March 1998. He has been President and Chief Executive Officer of Marlo Coil since 1994. Prior thereto, he was Managing Partner of a KPMG Peat Marwick Business Unit.

     John J. Wichlenski has been a director of the Company since 1992. He has been President and Chief Executive Officer of Engineered Air since 1992. He served as Engineered Air's Executive Vice President prior thereto from 1990 and as Group Vice President of Operations from 1988 to 1990. Mr. Wichlenski joined Engineered Air as Vice President of Engineering in 1986.

     George W. Andrews has been President and Chief Executive Officer of Keco since 1984.

     John E. Capeless has been Vice President and General Manager of ESP since 1996. Prior thereto, he was Vice President of Operations for Atlantis Plastics, Inc. from 1994. He served as Director of
Manufacturing for Frem Corporation from 1989 to 1994.

     Ronald W. Davis has been Vice President-Marketing of Engineered Air since 1990. He previously served as Vice President of Sales from 1985. Mr. Davis joined Engineered Air in 1983.

     Marvin L. Smith has been Executive Vice President of Keco since 1990. Mr. Smith joined Keco in 1988 as Vice President of Operations.

NON-EMPLOYEE DIRECTORS
----------------------

     Alexander M. Cornwell Jr. has been a director of the Company since 1993. Mr. Cornwell was the Chairman and Chief Executive Officer of Street Industries, Inc. of St. Louis from 1985 through 1988. Mr. Cornwell has provided consulting services to the Company since 1988.

     MG George E. Friel (U.S. Army, Retired) has been a director of the Company since September 1998. He retired from the U.S. Army in July 1998 after 38 years of service. In the six years preceding his retirement, he headed the U.S. Army Chemical and Biological Defense Command (CBDCOM).

     Thomas J. Guilfoil has been a director of the Company since 1993. He is the senior and founding partner of the St. Louis law firm of Guilfoil, Petzall & Shoemake. His legal career began in St. Louis in 1941.

     LTG Kenneth E. Lewi (U.S. Army, Retired) has been a director of the Company since 1990. He retired from the U.S. Army in August 1989 after 34 years of service. His career in the U.S. Army centered primarily on providing logistical support to U.S. armed forces.

     Michael F. Shanahan Jr. has been a director of the Company since 1994. He has been a Producer for Lockton Companies, an insurance concern, since 1994. Prior thereto he served as Assistant to the Chairman of the Board of the Company since 1991. He joined Engineered Air in 1990 as Marketing Representative.

     Earl E. Walker has been a director of the Company since 1996. He has been the President and principal shareholder of Carr Lane
Manufacturing since founding it in 1952.

     Earl W. Wims has been a director of the Company since 1991. He has been Chairman of Marketing Horizons, a marketing research and consulting firm, since 1986.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

     Information concerning executive compensation is shown in the Company's Definitive Proxy Statement (to be filed within 120 days after the close of the fiscal year ended October 31, 1998) incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------  ---------------------------------------------------
               MANAGEMENT
               ----------

     Information relating to the ownership of the Company's securities by certain beneficial owners and management is shown in the Definitive Proxy Statement (to be filed within 120 days after the close of the year ended October 31, 1998) incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     Information on certain relationships, related transactions and affiliation of directors is shown in the Definitive Proxy Statement (to be filed within 120 days after the close of the year ended October 31,
1998) incorporated herein by reference.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
--------  --------------------------------------------------------
               FORM 8-K
               --------

(a) (1) and (2) Index of Financial Statements and Financial Statement
Schedules

     The following consolidated financial statements of Engineered Support Systems, Inc., included in the 1998 Annual Report of the registrant to its shareholders, are incorporated by reference in Item 8:

     Report of Independent Accountants

     Consolidated Balance Sheets-October 31, 1998 and 1997

     Consolidated Statements of Income-years ended October 31, 1998,
     1997 and 1996

     Consolidated Statements of Shareholders' Equity-years ended
     October 31, 1998, 1997 and 1996

     Consolidated Statement of Cash Flows-years ended October 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements-October 31, 1998

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3.0 Lists of Exhibits (listed by numbers corresponding to exhibit table of Item 601 in regulation S-K)

     3.1  Articles of Incorporation of Engineered Support Systems, Inc.<F1>

     3.2  Amendment of Articles of Incorporation<F2>

     3.3  Amended and Restated By-Laws of Engineered Support Systems, Inc.
          <F2>

     4.1 Restated and Amended Credit Agreement dated March 17, 1998 by and among Engineered Support Systems, Inc. and its Subsidiaries, the Several Lenders from time to time party thereto and Nations Bank, N.A. as agent.<F9>

     4.2 Engineered Support Systems, Inc. 1992 Stock Option Plan for Nonemployee Directors<F4>

     4.3  Engineered Support Systems, Inc. 1993 Stock Option Plan<F6>

     4.4 Engineered Support Systems, Inc. 1997 Stock Option Plan for Nonemployee Directors<F7>

     4.5  Engineered Support Systems, Inc. 1998 Stock Option Plan<F10>

     4.6 Engineered Air Systems, Inc. Employee Stock Ownership Plan, subsequently renamed the Engineered Support Systems, Inc. Employee Stock Ownership Plan<F5>

     4.7 Trust Agreement for the Engineered Air Systems, Inc. Employee Stock Ownership Trust<F5>

     10.1 Employee Agreement with Michael F. Shanahan Sr.<F3>

     10.2 Form of Indemnification Agreement with Directors<F2>

     10.3 Form of Employment Agreement with Presidents and Vice Presidents of Engineered Air and ESP<F8>

     10.4 Engineered Support Systems, Inc. Amended and Restated Executive Incentive Plan<F8>

     11   Statement Re: Computation of Earnings Per Share

     13 Engineered Support Systems, Inc. Annual Report for the year ended October 31, 1998 (the Annual Report). Except for the portions incorporated herein by reference as evidenced in the Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission and is not deemed filed as part of this 10-K

     22   Subsidiary of Registrant<F1>

     24   Consent of PricewaterhouseCoopers LLP, Independent Accountants

     27   Statement Re: Summary Financial Information

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

     <F7>  This information is incorporated herein by reference from
           Form S-8 registration statement, effective May 23, 1997, registration number 333-27695.

     <F8>  This information is incorporated herein by reference from
           Form 10-K Annual Report filed on January 27, 1996.

     <F9>  This information is incorporated herein by reference from
           Form 10-Q filed on June 5, 1998.

     <F10> This information is incorporated herein by reference from
           Form S-8 registration statement, effective May 15, 1998, registration number 333-52753.

(b) There were not reports filed on Form 8-K during the fourth quarter of 1998.

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

                                     ENGINEERED SUPPORT SYSTEMS, INC.
                                     --------------------------------

Dated:      January 18, 1999         By /s/ Gary C. Gerhardt
      -------------------------         --------------------------------
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

            SIGNATURE                     TITLE                       DATE
            ---------                     -----                       ----
 /s/ Michael F. Shanahan Sr.    Chairman of the Board            January 18, 1999
-----------------------------   of Directors, President and
     MICHAEL F. SHANAHAN Sr.    Chief Executive Officer


 /s/ Gary C. Gerhardt           Executive Vice President and     January 18, 1999
-----------------------------   Chief Financial Officer
     GARY C. GERHARDT


                             SIGNATURES
                             ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      DIRECTORS
                                      ---------
/s/ Michael F. Shanahan Sr. January 18, 1999    /s/ Thomas J. Guilfoil        January 18, 1999
--------------------------- ----------------  ---------------------------     ----------------
    MICHAEL F. SHANAHAN SR.                         THOMAS J. GUILFOIL

   /s/ Gary C. Gerhardt     January 18, 1999      /s/ Kenneth E. Lewi         January 18, 1999
--------------------------- ----------------  ---------------------------     ----------------
       GARY C. GERHARDT                               KENNETH E. LEWI

    /s/ R. Bruce Earls      January 18, 1999  /s/ Michael F. Shanahan Jr.     January 18, 1999
--------------------------- ----------------  ---------------------------     ----------------
        R. BRUCE EARLS                            MICHAEL F. SHANAHAN JR.

  /s/ John J. Wichlenski    January 18, 1999      /s/ Earl E. Walker          January 18, 1999
--------------------------- ----------------  ---------------------------     ----------------
      JOHN J. WICHLENSKI                              EARL E. WALKER

 /s/ Alexander M. Cornwell  January 18, 1999       /s/ Earl W. Wims           January 18, 1999
--------------------------- ----------------  ---------------------------     ----------------
     ALEXANDER M. CORNWELL                             EARL W. WIMS

    /s/ George E. Friel     January 18, 1999
--------------------------- ----------------
        GEORGE E. FRIEL


                  ENGINEERED SUPPORT SYSTEMS, INC.

                               EXHIBIT INDEX
                                                                            Page No.
                                                                            --------
11.  Statement Re:  Computation of Earnings Per Share

13.  Engineered Support Systems, Inc. Annual Report for year ended
     October 31, 1998 (the Annual Report). Except for the portions incorporated herein by reference as evidenced in the Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission and is not deemed filed as part of this Form 10-K.

24.  Consent of PricewaterhouseCoopers LLP, Independent Accountants

27.  Statement Re:  Summary Financial Information