Form 10-Q
period 1999-01-31
ENGINEERED SUPPORT SYSTEMS INC
filed 1999-03-08
CIK 772891

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                                FORM 10-Q

               Quarterly Report under Section 13 or 15 (d)

                 of the Securities Exchange Act of 1934

For the three months ended January 31, 1999  Commission file number 0-13880


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

     The number of shares of the Registrant's common stock, $.01 par value, outstanding at February 26, 1999 was 4,867,670.

                    ENGINEERED SUPPORT SYSTEMS, INC.

                               INDEX


                                                                        Page
                                                                        ----
Part I - Financial Information

 Item 1.  Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets as of January 31, 1999 and
   October 31, 1998                                                       3

   Condensed Consolidated Statements of Income for the three months
   ended January 31, 1999 and 1998                                        4

   Condensed Consolidated Statements of Cash Flows for the three months
   ended January 31, 1999 and 1998                                        5

   Notes to Condensed Consolidated Financial Statements                   6

 Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                  9

Part II - Other Information

 Items 1-6                                                               13

Signatures                                                               14

Exhibits                                                                 15

                           ENGINEERED SUPPORT SYSTEMS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           January 31              October 31
                                                              1999                    1998
                                                          -----------             -----------
                                                          (Unaudited)
                       ASSETS

Current Assets
    Cash and cash equivalents                             $ 3,778,646             $ 5,773,529
    Accounts receivable                                    11,938,409              14,036,184
    Contracts in process and inventories                   20,755,607              18,686,810
    Other current assets                                    1,343,484               1,542,973
                                                          -----------             -----------
        Total Current Assets                               37,816,146              40,039,496

Property, plant and equipment, less accumulated
    depreciation of $14,580,148 and $13,895,326            24,863,737              25,064,982
Cost in excess of net assets acquired, less accumulated
    amortization of $1,345,994 and $1,073,176              25,563,074              25,835,892
Other assets                                                1,168,524               1,219,852
                                                          -----------             -----------
        Total Assets                                      $89,411,481             $92,160,222
                                                          ===========             ===========


         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Current maturities of long-term debt                  $ 7,454,168             $ 7,204,172
    Accounts payable                                        6,080,543               7,285,396
    Other current liabilities                               6,121,827               7,340,394
                                                          -----------             -----------
        Total Current Liabilities                          19,656,538              21,829,962

Long-term debt                                             34,769,787              36,779,160
Deferred income taxes                                       2,659,699               2,659,699
ESOP guaranteed bank loan                                     688,800                 725,700

Shareholders' Equity
    Common stock, par value $.01 per share; 10,000,000
      shares authorized; 5,490,604 shares issued               54,906                  54,906
    Additional paid-in capital                             11,230,443              11,082,278
    Retained earnings                                      24,983,931              23,682,931
                                                          -----------             -----------
                                                           36,269,280              34,820,115

    Less ESOP guaranteed bank loan                            688,800                 725,700
    Less treasury stock at cost, 629,684 and 638,702
      shares                                                3,943,823               3,928,714
                                                          -----------             -----------
                                                           31,636,657              30,165,701
                                                          -----------             -----------
         Total Liabilities and Shareholders' Equity       $89,411,481             $92,160,222
                                                          ===========             ===========

See notes to condensed consolidated financial statements.

                            ENGINEERED SUPPORT SYSTEMS, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                       (UNAUDITED)
                                                                   Three Months Ended
                                                                       January 31
                                                          -----------------------------------
                                                              1999                    1998
                                                          -----------             -----------
Net revenues                                              $28,236,975             $16,238,139

Cost of revenues                                           21,655,628              12,934,370
                                                          -----------             -----------

Gross profit                                                6,581,347               3,303,769

Selling, general and administrative expense                 3,633,948               1,844,460
                                                          -----------             -----------

Income from operations                                      2,947,399               1,459,309

Interest expense                                             (693,762)                (23,396)

Interest income                                                56,766                  96,248
                                                          -----------             -----------

Income before income taxes                                  2,310,403               1,532,161

Income tax provision                                          922,000                 613,000
                                                          -----------             -----------

Net income                                                $ 1,388,403             $   919,161
                                                          ===========             ===========

Basic earnings per share                                         $.29                    $.19
                                                          ===========             ===========

Diluted earnings per share                                       $.28                    $.19
                                                          ===========             ===========


See notes to condensed consolidated financial statements.

                            ENGINEERED SUPPORT SYSTEMS, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (UNAUDITED)
                                                                   Three Months Ended
                                                                       January 31
                                                          -----------------------------------
                                                              1999                    1998
                                                          -----------             -----------
From operating activities:
   Net income                                             $ 1,388,403             $   919,161
   Depreciation and amortization                              890,179                 464,417
                                                          -----------             -----------
      Cash provided (used) before changes in operating
        assets and liabilities                              2,278,582               1,383,578
   Net (increase) decrease in non-cash current assets         228,467              (1,347,010)
   Net increase (decrease) in non-cash current
     liabilities                                           (2,384,024)             (2,445,336)
   (Increase) decrease in other assets                        193,002                 219,295
                                                          -----------             -----------

      Net cash provided by (used in) operating
        activities                                            316,027              (2,189,473)
                                                          -----------             -----------

From investing activities:
   Additions to property, plant and equipment                (399,079)               (73,122)
                                                          -----------             -----------

      Net cash provided by (used in) investing
        activities                                           (399,079)                (73,122)
                                                          -----------             -----------

From financing activities:
   Payments of long-term debt                              (1,759,377)             (1,267,706)
   Purchase of treasury stock                                 (65,052)               (339,758)
   Exercise of stock options                                                           86,407
   Cash dividends                                             (87,402)                (43,115)
                                                          -----------             -----------

      Net cash provided by (used in) financing
        activities                                         (1,911,831)             (1,564,172)
                                                          -----------             -----------

Net increase (decrease) in cash and cash equivalents       (1,994,883)             (3,826,767)

Cash and cash equivalents at beginning of period            5,773,529               8,313,160
                                                          -----------             -----------

Cash and cash equivalents at end of period                $ 3,778,646             $ 4,486,393
                                                          ===========             ===========

See notes to condensed consolidated financial statements.

                  ENGINEERED SUPPORT SYSTEMS, INC.

                  NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS (UNAUDITED)
                         JANUARY 31, 1999

NOTE A - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended October 31, 1998.

NOTE B - EARNINGS PER SHARE

     All earnings per share amounts have been computed after giving effect to the stock split described in Note E. Average diluted common shares outstanding include common stock equivalents, which represent common stock options as computed based on the treasury stock method.

     Basic earnings per share for the three months ended January 31, 1999 and 1998 is based on average basic common shares outstanding of 4,852,342 and 4,762,133, respectively. Diluted earnings per share for the three months ended January 31, 1999 and 1998 is based on average diluted common shares outstanding of 5,032,339 and 4,967,366, respectively.

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

                                                        January 31, 1999        October 31, 1998
                                                        ----------------        ----------------
Raw materials                                             $ 4,449,814             $ 4,578,766
Work-in-process                                             1,385,119               1,397,593
Finished goods                                                549,350                 845,607
Inventories substantially applicable to
  government contracts in process, less
  progress payments of $14,719,950 and
  $15,932,239                                              14,371,324              11,864,844
                                                          -----------             -----------
                                                          $20,755,607             $18,686,810
                                                          ===========             ===========


NOTE D - ACQUISITIONS

     Effective February 1, 1998, Engineered Coil Company, a wholly-owned subsidiary of the Company, acquired substantially all of the net assets of Nuclear Cooling, Inc., d/b/a Marlo Coil, a manufacturer of heat transfer and air movement equipment, for approximately $25.4 million. The fair value of assets acquired, including goodwill of $17.1 million, was $31.0 million and liabilities assumed totaled $5.6 million. The purchase price was financed with approximately $2.9 million of available cash resources and bank term debt of $22.5 million. The operating results of Engineered Coil Company (Marlo Coil) are included in the Company's consolidated results of operations from the date of acquisition.

     On May 29, 1998, Marlo Coil purchased the exclusive rights to manufacture and distribute the U.S. Navy/Marine products of Edge Electronics Corporation, d/b/a McIntyre Engineering, for approximately $1.5 million. The fair value of the assets acquired was $1.5 million, including goodwill of $1.4 million and a seven-year covenant not to compete of $0.1 million. The purchase price was financed with available cash resources.

     On June 24, 1998, the Company acquired all of the outstanding stock of Keco Industries, Inc. (Keco), a manufacturer of military ground support equipment, from an investor group for approximately $26.7 million. ($1.2 million of this amount relates to consideration to be paid to Keco's previous shareholders in order for the Company to elect treatment of the transaction as an asset purchase pursuant to Section 338(h)(10) of the Internal Revenue Code. This election allows the Company to generate deductions for goodwill amortization and additional depreciation for federal income tax purposes. Section 338(h)(10) consideration to be paid is included in Other Current Liabilities on the January 31, 1999 and October 31, 1998 Condensed Consolidated Balance Sheets.) The fair value of the assets acquired, including goodwill of $7.4 million, was $29.6 million and liabilities assumed totaled $2.9 million. The purchase price was financed with approximately $4.2 million of available cash resources and bank term debt of $22.5 million. The operating results of Keco are included in the Company's consolidated results of operations from the date of acquisition.

     If these acquisitions had occurred on November 1, 1997, net revenues would have been $33,759,015 resulting in net income of $648,081, or $.14 per basic common share and $.13 per diluted common share, on an unaudited pro forma basis for the three months ended January 31, 1998. These pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisitions actually taken place on November 1, 1997, nor are they necessarily indicative of the combined results that may occur in the future.

NOTE E - STOCK SPLIT

     On June 26, 1998, the Company effected a 3-for-2 stock split in the form of a 50% stock dividend. All earnings per share amounts in this Form 10-Q have been restated to reflect this stock split.

NOTE F - SUBSEQUENT EVENT

     On February 22, 1999, Engineered Electric Company, a wholly-owned subsidiary of the Company, acquired substantially all of the net assets of the Fermont division of Dynamics Corp. of America, a wholly-owned subsidiary of CTS Corporation, in a purchase transaction for approximately $10 million subject to certain post-closing adjustments. Fermont is a manufacturer of electrical generators sold primarily to the Department of Defense. Further details of the transaction will be provided in Form 8-K to be filed with the Securities and Exchange Commission.

                  ENGINEERED SUPPORT SYSTEMS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Revenues. Net revenues increased 73.9% in the first quarter of 1999 to $28.2 million from $16.2 million in the first quarter of 1998. Net revenues from military support and related industrial/ commercial equipment increased by $10.9 million to $22.3 million in the first quarter of 1999 from $11.4 million in the first quarter of 1998. This increase was due to an additional $14.8 million of net revenues generated by businesses acquired in 1998. (See Note D of the January 31, 1999 condensed consolidated financial statements for further discussion). This increase was partially offset by a decrease of $3.9 million in net revenues due primarily to the fact that several significant Department of Defense (DoD) contracts completed, or were nearing completion of, their production cycles, including those for Aviation Ground Power Units (AGPU) and C-5/MA-3D Flight Line Air Conditioners. Net revenues from sales of custom molded plastic products through Engineered Specialty Plastics, Inc. (ESP) increased $1.1 million to $5.9 million in the first quarter of 1999 from $4.8 million in the first quarter of 1998.

     Gross Profit. Gross profit for the first quarter of 1999 increased 99.2% to $6.6 million (23.3% of net revenues) from $3.3 million (20.3% of net revenues) in the prior year. The increase in gross profit was a result of the businesses acquired in 1998, net of a decrease in gross profit in our historical military support operations resulting from a significant decrease in net revenues. The increase in gross margins was a result of higher margins in our historical military support operations due to a more profitable mix of contracts and of the addition of Marlo Coil, which generated gross margins above those provided by the Company's historical operations.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased by $1.8 million to $3.6 million (12.9% of net revenues) for the quarter ended January 31, 1999 from $1.8 million (11.4% of net revenues) for the first quarter of 1998. These increases were due to the addition of selling, general and administrative expense generated by the two businesses acquired, including additional goodwill amortization of $0.3 million.

     Interest Expense and Interest Income. Interest expense increased by $0.7 million to $0.7 million for the quarter ended January 31, 1999 as compared to the prior year period as a result of debt incurred in conjunction with the 1998 acquisitions. Interest income was $0.1 million in the first quarter of both 1999 and 1998.

     Income Tax Provision. The effective income tax rate was 39.9% for the quarter ended January 31, 1999 and 40.0% for the quarter ended January 31, 1998.

     Net Income. As a result of the forgoing, the net income of the Company increased by 51.1% to $1.4 million (4.9% of net revenues) for the quarter ended January 31, 1999 from $0.9 million (5.7% of net revenues) for the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     In March 1998, the Company restated and amended its credit facility to provide a $45.0 million term loan to finance the Marlo Coil and Keco acquisitions and to provide a $10.0 million revolving credit facility. Principal payments on the term loan began September 1, 1998, with the final payment due May 1, 2003. The Company may choose an interest rate calculated at either LIBOR plus an applicable margin or at the prime rate less 0.5%. The margin applicable to LIBOR varies from 0.5% to 1.5% depending upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio). Pursuant to the terms of the restated and amended credit facility, the Company is subject to various financial and operating covenants. Although the Company is currently in compliance with all such covenants, the failure of the Company to comply with any of these covenants would constitute a default which, if not timely corrected or waived, could result in an acceleration of the maturity of certain of the debt obligations of the Company.

     The Company's primary sources of short-term financing are from cost reimbursements under contracts with the U.S. government via receipt of progress payments, billings for delivered products and bank borrowings under its $10.0 million revolving line of credit. On January 31, 1999, the Company's working capital and ratio of current assets to current liabilities were $18.2 million and 1.92 to 1 as compared to $18.2 million and 1.83 to 1, respectively, at October 31, 1998. During 1998, the Company purchased Marlo Coil, net of cash acquired, for $25.3 million and purchased Keco, net of cash acquired, for $24.1 million. These acquisitions were financed with term loan borrowings under the restated and amended credit facility and with available cash resources. See Note D of the January 31, 1999 condensed consolidated financial statements for further discussion.

     On February 22, 1999, Engineered Electric Company, a wholly-owned subsidiary of the Company, acquired substantially all of the net assets of the Fermont division of Dynamics Corp. of America, a wholly-owned subsidiary of CTS Corporation, in a purchase transaction for approximately $10 million subject to certain post-closing adjustments. Approximately $5.7 million of the Fermont purchase price was initially financed under the revolving credit facility, which borrowing we anticipate will be reduced with cash flow generated from operations.

     The Company invested $0.4 million in property, plant and equipment during the three months ended January 31, 1999 and anticipates that capital expenditures will not exceed $2.0 million for the year ended October 31, 1999. Management believes that cash flow generated by existing operations, together with the available line of credit, will provide the necessary resources to meet the existing needs of the Company in the foreseeable future.

BUSINESS AND MARKET CONSIDERATIONS

     Approximately 66% of consolidated net revenues for the quarter ended January 31, 1999 were directly or indirectly derived from defense orders by the U.S. government and its agencies. As of January 31, 1999, the Company's combined backlog of defense orders at Engineered Air, Marlo Coil and Keco totaled $99.3 million, with related government options of an additional $286.2 million.

     Management continues to pursue potential acquisitions, primarily of those companies providing strategic consolidation within the defense industry.

YEAR 2000 READINESS DISCLOSURE

     We are dependent upon computer hardware and software for internal operations and for processing product orders with our customers and suppliers. We rely on computerized systems for nearly every component of our business operations including: production scheduling and control; purchasing and receiving; inventory control; sales orders and invoicing; accounting (including accounts payable, accounts receivable, general ledger and payroll); engineering; quality control and inspection; word processing; and, in some cases, product testing.

     We have developed and are implementing a plan to address Year 2000 issues which may impact our business. This plan includes: (a) surveys of information technology systems, non-information technology or non-IT systems and product categories; (b) assessment of required replacement or other Year 2000 remediation; (c) implementation and subsequent testing of systems for Year 2000 compliance; and (d) review of material suppliers' and customers' Year 2000 status or impact on our ability to avoid business interruption.

     We have completed Year 2000 compliance testing on substantially all of our information technology systems and expect to have such testing completed by September 30, 1999. Such testing to date has not revealed any material noncompliance. We are in the process of upgrading or replacing those systems we believe may be noncompliant and expect to have such work completed by September 30, 1999.

     With respect to non-IT systems such as security/alarm, fire control and telephone systems, we have surveyed and evaluated these systems for Year 2000 problems. In some instances, this evaluation has included communications with the original manufacturers or suppliers for representations regarding the equipment. We believe that the majority of these non-IT systems do not function on date-sensitive software or hardware. We therefore do not anticipate that Year 2000 poses a significant risk to non-IT systems.

     We do not generally manufacture products which contain date-sensitive computerized components other than control units for some air handling units manufactured by Marlo. We obtain these control units from third-party suppliers and test them for Year 2000 compliance at the time of installation. Accordingly, we do not anticipate significant Year 2000 risks associated with our products.

     We may be affected by the Year 2000 readiness of our major suppliers and customers, over which we have no direct control. We believe that there is no single supplier which is critical to our business as a whole or which could cause a significant disruption in our production, although some of our business could be affected if a particular supplier on a particular contract were to fail to perform due to a Year 2000 failure within that supplier's business at a critical time. We have contacted some of our significant suppliers with Year
2000 surveys designed to assess supplier Year 2000 readiness and may contact other significant suppliers we conclude present a material Year 2000 risk. Of the suppliers responding, a significant number have indicated that they consider themselves Year 2000 compliant. We anticipate Year 2000 compliance of our significant suppliers by September 30, 1999 and may replace any such suppliers who have failed to respond to surveys or who cannot provide reasonable Year 2000 assurances.

     Approximately 75% of our revenues come directly or indirectly from the Department of Defense. Year 2000 compliance by government agencies is difficult to assess. However, according to published reports, which we have not verified, the government may not be fully Year 2000 compliant on a timely basis. A disruption in the day-to-day functions of the Department of Defense or other government agencies (and more particularly, a disruption in the ability to pay accounts payable) could have a material adverse impact on our business.

     We expect to expend a total of approximately $0.3 million on Year 2000 compliance, of which approximately $0.1 million had been expended through January 31, 1999.

     In addition to the risks identified in the foregoing discussion, we face material risks that (i) automated business functions could falter due to undetected or unaddressed Year 2000 issues which, for instance, could increase the cost of operations and cause delays in product shipment, and (ii) interruption in utilities could cause plant shutdowns. Any one of these scenarios could have a material adverse impact on our operations, liquidity and financial condition.

     To date, we have not developed a formal Year 2000 contingency plan. During the first half of calendar 1999, we will continue our Year 2000 compliance efforts as described above and, in conjunction therewith, intend to research and develop alternative plans designed to mitigate the potential adverse consequences of either an internal or external Year 2000 problem. These plans will include, for instance: (i) securing funding sources to cover our cash needs in the event we suffer payment delays from a major customer, and (ii) identifying alternative supply sources in the event significant suppliers are unable to deliver products on a timely basis.

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this report includes certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The forward-looking statements involve certain risks and uncertainties, including, but not limited to acquisitions, additional financing requirements, the decision of any of the Company's key customers (including the U.S. government) to reduce or terminate orders with the Company, cutbacks in defense spending by the U.S. government, increased competition in the Company's markets and the impact of any Year 2000 problems, which could cause the Company's actual results to differ materially from those projected in, or inferred by, the forward-looking statements.

                              PART II
                         OTHER INFORMATION

Items 1-5 Not applicable.

Item 6  (a) Exhibits


            11.  Statement Re:  Computation of Earnings Per Share.

            27.  Statement Re:  Financial Data Schedule

        (b) No reports on Form 8-K were filed during the three months ended January 31, 1999.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 ENGINEERED SUPPORT SYSTEMS, INC.

Date: March 8, 1999            By:   /s/ Michael F. Shanahan Sr.
     -------------------          ---------------------------------
                                       Michael F. Shanahan Sr.
                                   Chairman of the Board, President
                                      and Chief Executive Officer


Date: March 8, 1999            By:      /s/ Gary C. Gerhardt
     -------------------          ---------------------------------
                                          Gary C. Gerhardt
                                    Executive Vice President and
                                      Chief Financial Officer