Form 10-Q
period 1999-04-30
ENGINEERED SUPPORT SYSTEMS INC
filed 1999-06-14
CIK 772891

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, DC  20549

                             FORM 10-Q

            Quarterly Report under Section 13 or 15 (d)

               of the Securities Exchange Act of 1934

For the six months ended April 30, 1999   Commission file number 0-13880

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

     The number of shares of the Registrant's common stock, $.01 par value, outstanding at May 31, 1999 was 6,879,546.

              ENGINEERED SUPPORT SYSTEMS, INC.

                           INDEX
                                                                                        Page
                                                                                        ----
Part I - Financial Information

   Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets as of April 30, 1999 and
     October 31, 1998                                                                    3

     Condensed Consolidated Statements of Income for the three and six months
     ended April 30, 1999 and 1998                                                       4

     Condensed Consolidated Statements of Cash Flows for the three and six
     months ended April 30, 1999 and 1998                                                5

     Notes to Condensed Consolidated Financial Statements                                6

   Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                                 9

Part II - Other Information

   Items 1-6                                                                            14

Signatures                                                                              15

Exhibits                                                                                16

                                 2

                                      ENGINEERED SUPPORT SYSTEMS, INC.

                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   April 30          October 31
                                                                                     1999              1998
                                                                                 ------------       -----------
                                                                                  (Unaudited)
                    ASSETS

Current Assets
    Cash and cash equivalents                                                    $    182,670       $ 5,773,529
    Accounts receivable                                                            18,394,236        14,036,184
    Contracts in process and inventories                                           28,791,000        18,686,810
    Other current assets                                                            1,402,119         1,542,973
                                                                                 ------------       -----------
        Total Current Assets                                                       48,770,025        40,039,496

Property, plant and equipment, less accumulated
    depreciation of $15,180,382 and $13,895,326                                    25,822,146        25,064,982
Cost in excess of net assets acquired, less accumulated
    amortization of $1,596,460 and $1,073,176                                      24,392,608        25,835,892
Other assets                                                                        1,148,646         1,219,852
                                                                                 ------------       -----------
        Total Assets                                                             $100,133,425       $92,160,222
                                                                                 ============       ===========


         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Current maturities of long-term debt                                         $  7,704,164       $ 7,204,172
    Accounts payable                                                               10,075,454         7,285,396
    Other current liabilities                                                       9,999,770         7,340,394
                                                                                 ------------       -----------
        Total Current Liabilities                                                  27,779,388        21,829,962

Long-term debt                                                                      9,810,414        36,779,160
Deferred income taxes                                                               2,659,699         2,659,699
ESOP guaranteed bank loan                                                             651,900           725,700

Shareholders' Equity
    Common stock, par value $.01 per share; 10,000,000
      shares authorized; 7,503,854 and 5,490,604 shares issued                         75,039            54,906
    Additional paid-in capital                                                     36,956,379        11,082,278
    Retained earnings                                                              26,776,169        23,682,931
                                                                                 ------------       -----------
                                                                                   63,807,587        34,820,115

    Less ESOP guaranteed bank loan                                                    651,900           725,700
    Less treasury stock at cost, 624,308 and 638,702 shares                         3,923,663         3,928,714
                                                                                 ------------       -----------
                                                                                   59,232,024        30,165,701
                                                                                 ------------       -----------
         Total Liabilities and Shareholders' Equity                              $100,133,425       $92,160,222
                                                                                 ============       ===========

See notes to condensed consolidated financial statements.

                                 3

                                          ENGINEERED SUPPORT SYSTEMS, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                     (UNAUDITED)
                                                                     Three Months Ended                   Six Months Ended
                                                                          April 30                            April 30
                                                                -----------------------------       -----------------------------
                                                                    1999              1998              1999              1998
                                                                -----------       -----------       -----------       -----------
Net revenues                                                    $40,697,195       $23,011,706       $68,934,170       $39,249,845

Cost of revenues                                                 32,986,319        17,363,247        54,641,948        30,297,617
                                                                -----------       -----------       -----------       -----------

Gross profit                                                      7,710,876         5,648,459        14,292,222         8,952,228

Selling, general and administrative
     expense                                                      4,140,063         3,214,711         7,776,028         5,059,171
                                                                -----------       -----------       -----------       -----------

Income from operations                                            3,570,813         2,433,748         6,516,194         3,893,057

Interest expense                                                   (671,423)         (428,181)       (1,365,184)         (451,577)

Interest income                                                      34,651            47,387            91,417           143,635

Gain on sale of assets                                               54,193           151,125            56,209           151,125
                                                                -----------       -----------       -----------       -----------

Income before income taxes                                        2,988,234         2,204,079         5,298,636         3,736,240

Income tax provision                                              1,196,000           880,000         2,118,000         1,493,000
                                                                -----------       -----------       -----------       -----------

Net income                                                      $ 1,792,234       $ 1,324,079       $ 3,180,636       $ 2,243,240
                                                                ===========       ===========       ===========       ===========

Basic earnings per share                                               $.35              $.28              $.64              $.47
                                                                ===========       ===========       ===========       ===========

Diluted earnings per share                                             $.34              $.27              $.62              $.45
                                                                ===========       ===========       ===========       ===========


See notes to condensed consolidated financial statements.

                        ENGINEERED SUPPORT SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                                                      Six Months Ended
                                                                          April 30
                                                               ------------------------------
                                                                    1999              1998
                                                               ------------      ------------
From operating activities:
   Net income                                                  $  3,180,636      $  2,243,240
   Depreciation and amortization                                  1,766,084         1,155,657
   Gain on sale of assets                                           (56,209)         (151,125)
                                                               ------------      ------------
      Cash provided (used) before changes in operating
         assets and liabilities                                   4,890,511         3,247,772

   Net (increase) decrease in non-cash current assets              (584,173)       (1,015,931)
   Net increase (decrease) in non-cash current liabilities          679,756          (110,579)
   (Increase) decrease in other assets                            1,239,771         1,042,612
                                                               ------------      ------------

      Net cash provided by (used in) operating activities         6,225,865         3,163,874
                                                               ------------      ------------

From investing activities:
   Purchase of Marlo Coil, net of cash acquired                                   (25,297,717)
   Purchase of Fermont, net of cash acquired                     (9,907,238)
   Additions to property, plant and equipment                    (1,041,704)         (157,041)
   Proceeds from sale of property, plant and equipment               79,249           151,125
                                                               ------------      ------------
      Net cash provided by (used in) investing activities       (10,869,693)      (25,303,633)
                                                               ------------      ------------

From financing activities:
   Net payments under line-of-credit agreement                                     (1,075,961)
   Payments of long-term debt                                   (26,468,754)       (1,267,706)
   Proceeds of long-term debt                                                      22,500,000
   Net proceeds from issuance of common stock                    25,550,000
   Purchase of treasury stock                                       (65,052)         (495,652)
   Exercise of stock options                                        124,172           270,352
   Cash dividends                                                   (87,397)          (43,115)
                                                               ------------      ------------

      Net cash provided by (used in) financing activities          (947,031)       19,887,918
                                                               ------------      ------------

Net increase (decrease) in cash and cash equivalents             (5,590,859)       (2,251,841)

Cash and cash equivalents at beginning of period                  5,773,529         8,313,160
                                                               ------------      ------------

Cash and cash equivalents at end of period                     $    182,670      $  6,061,319
                                                               ============      ============

See notes to condensed consolidated financial statements.

               ENGINEERED SUPPORT SYSTEMS, INC.

               NOTES TO CONDENSED CONSOLIDATED
               FINANCIAL STATEMENTS (UNAUDITED)
                        APRIL 30, 1999

NOTE A - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

     Basic earnings per share for the three months ended April 30, 1999 and 1998 is based on average basic common shares outstanding of 5,052,423 and 4,747,826, respectively. Diluted earnings per share for the three months ended April 30, 1999 and 1998 is based on average diluted common shares outstanding of 5,230,602 and 4,970,508, respectively.

     Basic earnings per share for the six months ended April 30, 1999 and 1998 is based on average basic common shares outstanding of 4,950,724 and 4,755,098, respectively. Diluted earnings per share for the six months ended April 30, 1999 and 1998 is based on average diluted common shares outstanding of 5,129,827 and 4,968,911, respectively.

NOTE C - CONTRACTS IN PROCESS AND INVENTORIES

     Contracts in process and inventories of Engineered Air Systems, Inc., Keco Industries, Inc. and Engineered Electric Company represent accumulated contract costs, estimated earnings thereon based upon the percentage of completion method and contract inventories reduced by the contract value of delivered items. Inventories of Engineered Specialty Plastics, Inc. and Engineered Coil Company are valued at the lower of cost or market using the first-in, first-out method. Contracts in process and inventories are comprised of the following:

                                             April 30, 1999     October 31, 1998
                                             --------------     ----------------
Raw materials                                 $ 4,351,086          $ 4,578,766
Work-in-process                                 1,339,746            1,397,593
Finished goods                                    661,231              845,607
Inventories substantially applicable to
  government contracts in process, less
  progress payments of $13,894,955 and
  $15,932,239                                  22,438,937           11,864,844
                                              -----------          -----------
                                              $28,791,000          $18,686,810
                                              ===========          ===========

NOTE D - ACQUISITIONS

     Effective February 1, 1998, Engineered Coil Company, a wholly-owned subsidiary of Engineered Support Systems, Inc., acquired substantially all of the net assets of Nuclear Cooling, Inc., d/b/a Marlo Coil, a manufacturer of heat transfer and air movement equipment, from an investor group for approximately $25.4 million. The fair value of assets acquired, including goodwill of $17.1 million, was $31.0 million and liabilities assumed totaled $5.6 million. The purchase price was financed with approximately $2.9 million of available cash resources and bank term debt of $22.5 million. The operating results of Engineered Coil Company (Marlo
Coil) are included in the Company's consolidated results of operations from the date of acquisition.

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

     On June 24, 1998, the Company acquired all of the outstanding stock of Keco Industries, Inc. (Keco), a manufacturer of military ground support equipment, from an investor group for approximately $26.7 million. ($1.2 million of this amount relates to consideration paid to Keco's previous shareholders in order for the Company to elect treatment of the transaction as an asset purchase pursuant to Section 338(h)(10) of the Internal Revenue Code. This election allows the Company to generate deductions for goodwill amortization and additional depreciation for federal income tax purposes.) The fair value of the assets acquired, including goodwill of $6.5 million, was $29.6 million and liabilities assumed totaled $2.9 million. The purchase price was financed with approximately $4.2 million of available cash resources and bank term debt of $22.5 million. The operating results of Keco are included in the Company's consolidated results of operations from the date of acquisition.

     On February 22, 1999, Engineered Electric Company, a wholly-owned subsidiary of the Company, acquired substantially all of the net assets of the Fermont division of Dynamics Corporation of America, a manufacturer of electrical generator sets primarily for the Department of Defense, for approximately $9.9 million. The fair value of assets acquired was $14.7 million and liabilities assumed totaled $4.8 million. The purchase price was financed with available cash resources and short-term borrowings under the Company's revolving credit facility. The operating results of Engineered Electric Company (Fermont) are included in the Company's consolidated results of operations from the date of acquisition.

     The following unaudited pro forma summary presents the combined historical results of operations for the six months ended April 30, 1999 and 1998 as adjusted to reflect the purchase transactions assuming the acquisitions had occurred at November 1, 1997. These pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisitions actually taken place on November 1, 1997, nor are they necessarily indicative of the combined results that may occur in the future.

                                                          Six Months Ended
                                                              April 30
                                                              --------
                                                     1999                 1998
                                                 -----------          -----------
Net revenues                                     $81,498,848          $94,652,533
                                                 ===========          ===========

Net income                                       $ 2,775,281          $ 1,799,057
                                                 ===========          ===========

Basic earnings per share                                $.56                 $.38
                                                 ===========          ===========

Diluted earnings per share                              $.54                 $.36
                                                 ===========          ===========

NOTE E - STOCK SPLIT

     On June 26, 1998, the Company effected a 3-for-2 stock split in the form of a 50% stock dividend. All earnings per share amounts in this Form 10-Q have been restated to reflect this stock split.

NOTE F - PUBLIC OFFERING OF COMMON STOCK

     On April 23, 1999, the Company issued an additional 2,000,000 shares of common stock through a public offering, resulting in net proceeds of $25,550,000. A portion of the proceeds was used to repay borrowings under the Company's line-of-credit agreement with the remainder used to repay a portion of the Company's long-term debt. Shares outstanding at April 30, 1999 and October 31, 1998 were 6,879,546 and 4,851,902, respectively.

                   ENGINEERED SUPPORT SYSTEMS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Revenues. Net revenues increased 76.9% in the second quarter of 1999 to $40.7 million from $23.0 million in the second quarter of 1998. Net revenues from military support and related industrial/commercial equipment increased by $20.6 million to $36.1 million in the second quarter of 1999 from $15.5 million in the second quarter of 1998. This increase was due to an additional $19.1 million of net revenues generated by the acquisitions of Keco Industries, Inc. (Keco) and of Fermont. (See Note D of the April 30, 1999 condensed consolidated financial statements for further discussion). Net revenues from sales of custom molded plastic products through Engineered Specialty Plastics, Inc. (ESP) decreased $2.9 million to $4.6 million in the second quarter of 1999 from $7.5 million in the second quarter of 1998. This decrease was the result of an anticipated decrease in orders from a significant customer which the Company expects will return to more normalized levels in the fourth quarter of 1999.

     Net revenues increased 75.6% in the first six months of 1999 to $68.9 million from $39.2 million in the first six months of 1998. Net revenues from military support and related industrial/commercial equipment increased by $31.6 million to $58.5 million in the first half of 1999 from $26.9 million in the comparable 1998 period. This increase was due to an additional $34.1 million of net revenues generated by the acquisitions of Marlo Coil, Keco and Fermont. Net revenues from the sales of custom molded plastic products through ESP decreased $1.9 million in the six months ended April 30, 1999 compared to the prior year period as a result of the decrease in orders described above.

     Gross Profit. Gross profit for the second quarter of 1999 increased 36.5% to $7.7 million (18.9% of net revenues) from $5.6 million (24.5% of net revenues) in the second quarter of 1998. Gross profit for the six months ended April 30, 1999 increased 59.6% to $14.3 million (20.7% of net revenues) from $9.0 million (22.8% of net revenues) in the first half of 1998. The increases in gross profit were primarily a result of the businesses acquired, net of a volume-driven decrease in gross profit at ESP. The decreases in gross margins were primarily due to lower gross margins generated by Keco and Fermont as compared to those experienced by historical operations, as well as to a gross margin decrease at ESP.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased by $0.9 million to $4.1 million (10.2% of net revenues) for the quarter ended April 30, 1999 from $3.2 million (14.0% of net revenues) for the second quarter of 1998. Selling general and administrative expense increased by $2.7 million to $7.8 million (11.3% of net revenues) for the six months ended April 30, 1999 from $5.1 million (12.9% of net revenues) in 1998. These increases were due to the addition of selling, general and administrative expense generated by the businesses acquired, including additional goodwill amortization of $0.1 million for the second quarter of 1999 compared to the second quarter of 1998 and $0.3 million for the first half of 1999 compared to the same period in 1998.

     Interest Expense and Interest Income. Interest expense increased by $0.2 million to $0.7 million for the quarter ended April 30, 1999 as compared to the prior year period as a result of debt incurred in conjunction with the Keco and Fermont acquisitions. Interest expense increased $0.9 million to $1.4 million for the first half of 1999 as compared to the same period in 1998 as a result of debt incurred in conjunction with the Marlo Coil, Keco and Fermont acquisitions. Interest income was comparable for all periods presented.

     Income Tax Provision. The effective income tax rate was 40.0% for the quarter ended April 30, 1999 and 39.9% for the quarter ended April 30, 1998. The effective income tax rate for the six month periods ended April 30, 1999 and 1998 was 40.0%

     Net Income. As a result of the foregoing, net income of the Company increased by 35.4% to $1.8 million (4.4% of net revenues) for the quarter ended April 30, 1999 from $1.3 million (5.8% of net revenues) for the second quarter of 1998, and increased by 41.8% to $3.2 million (4.6% of net revenues) for the first half of 1999 from $2.2 million (5.7% of net revenues) for the first half of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     In March 1998, the Company restated and amended its credit facility to provide a $45.0 million term loan to finance the Marlo Coil and Keco acquisitions and to provide a $10.0 million revolving credit facility.
(The revolving credit facility was subsequently increased to $15.0 million as of April 13, 1999). Principal payments on the term loan began September 1, 1998, with the final payment due May 1, 2003. The Company may choose an interest rate calculated at either LIBOR plus an applicable margin or at the prime rate less 0.5%. The margin applicable to LIBOR varies from 0.5% to 1.5% depending upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio). Pursuant to the terms of the restated and amended credit facility, the Company is subject to various financial and operating covenants. Although the Company is currently in compliance with all such covenants, the failure of the Company to comply with any of these covenants would constitute a default which, if not timely corrected or waived, could result in an acceleration of the maturity of certain of the debt obligations of the Company.

     On April 23, 1999, the Company issued an additional 2,000,000 shares of common stock through a public offering, resulting in net proceeds of $25,550,000. A portion of the proceeds were used to repay outstanding borrowings under the Company's line-of-credit agreement with the remainder used to repay a portion of the Company's long-term debt. The Company ultimately expects that funds generated through the public offering will provide additional flexibility as it continues to pursue strategic acquisitions within the defense industry.

     The Company's primary sources of short-term financing are from cost reimbursements under contracts with the U.S. government via receipt of progress payments, billings for delivered products and bank borrowings under its revolving line of credit. On April 30, 1999, the Company's working capital and ratio of current assets to current liabilities were $21.0 million and 1.76 to 1 as compared to $18.2 million and 1.83 to 1, respectively, at October 31, 1998. During 1998, the Company purchased Marlo Coil, net of cash acquired, for $25.3 million and purchased Keco, net of cash acquired, for $24.1 million. During 1999, the Company purchased Fermont, net of cash acquired, for $9.9 million. These acquisitions were financed with term loan borrowings under the restated and amended credit facility and with available cash resources. See Note D of the April 30, 1999 condensed consolidated financial statements for further discussion.

     The Company invested $1.0 million in property, plant and equipment during the six months ended April 30, 1999 and anticipates that capital expenditures will not exceed $2.0 million for the year ended October 31, 1999. Management believes that cash flow generated by existing operations, together with the available line of credit, will provide the necessary resources to meet the existing needs of the Company in the foreseeable future.

BUSINESS AND MARKET CONSIDERATIONS

     Approximately 74% of consolidated net revenues for the six months ended April 30, 1999 were directly or indirectly derived from defense orders by the U.S. government and its agencies. As of April 30, 1999, the Company's combined backlog of defense orders at Engineered Air, Keco, Fermont and Marlo Coil totaled $172.2 million, with related government options of an additional $455.7 million.

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

     We expect to expend a total of approximately $0.3 million on Year 2000 compliance, of which approximately $0.2 million had been expended through April 30, 1999.

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

                               PART II
                          OTHER INFORMATION

Items 1-3 Not applicable.

Item 4         Submission of Matters to a Vote of Security Holders

               (a) The Company's annual shareholders meeting was held on March 8, 1999.

               (b) The following individuals were nominated and elected to the Board of Directors for a term of three years (2002):

                    MG George E. Friel (Retired)
                    Thomas J. Guilfoil

                    The following directors continued in service of their terms following the meeting:
                    Michael F. Shanahan Sr.
                    Gary C. Gerhardt
                    R. Bruce Earls
                    John J. Wichlenski
                    LTG Kenneth E. Lewi (Retired)
                    Michael F. Shanahan Jr.
                    Earl E. Walker
                    Earl W. Wims

Item 5 Not applicable.

Item 6  (a)    Exhibits

               11.  Statement Re: Computation of Earnings Per Share.

               27.  Statement Re: Financial Data Schedule

        (b) Form 8-K was filed on March 8, 1999 related to the acquisition by Engineered Electric Company, a wholly-owned subsidiary of the Company, on February 22, 1999 of substantially all of the net assets of the Fermont division of Dynamics Corporation of America.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                ENGINEERED SUPPORT SYSTEMS, INC.

Date: June 14, 1999         By:     Michael F. Shanahan Sr.
     ------------------         --------------------------------
                                    Michael F. Shanahan Sr.
                                Chairman of the Board, President
                                  and Chief Executive Officer


Date: June 14, 1999         By:         Gary C. Gerhardt
     ------------------         --------------------------------
                                        Gary C. Gerhardt
                                 Executive Vice President and
                                   Chief Financial Officer