Form 10-Q
period 1999-07-31
ENGINEERED SUPPORT SYSTEMS INC
filed 1999-09-14
CIK 772891

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, DC  20549

                             FORM 10-Q

            Quarterly Report under Section 13 or 15 (d)

               of the Securities Exchange Act of 1934

For the nine months ended July 31, 1999   Commission file number 0-13880

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

     The number of shares of the Registrant's common stock, $.01 par value, outstanding at August 31, 1999 was 6,888,958.

                  ENGINEERED SUPPORT SYSTEMS, INC.

                               INDEX

                                                                  Page
                                                                  ----
Part I - Financial Information

   Item 1.  Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets as of July 31, 1999
      and October 31, 1998                                           3

      Condensed Consolidated Statements of Income for the three
      and nine months ended July 31, 1999 and 1998                   4

      Condensed Consolidated Statements of Cash Flows for the
      three and nine months ended July 31, 1999 and 1998             5

      Notes to Condensed Consolidated Financial Statements           6

   Item 2  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                           10

Part II - Other Information

   Items 1-6                                                        15

Signatures                                                          16

Exhibits                                                            17

                              ENGINEERED SUPPORT SYSTEMS, INC

                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  July 31         October 31
                                                                   1999              1998
                                                               ------------       -----------
                                                                (Unaudited)
                        ASSETS

Current Assets
   Cash and cash equivalents                                   $    517,703       $ 5,773,529
   Accounts receivable                                           13,171,407        14,036,184
   Contracts in process and inventories                          35,890,357        18,686,810
   Other current assets                                           1,188,980         1,542,973
                                                               ------------       -----------
      Total Current Assets                                       50,768,447        40,039,496

Property, plant and equipment, less accumulated
   depreciation of $15,798,755 and $13,895,326                   27,630,023        25,064,982
Cost in excess of net assets acquired, less accumulated
   amortization of $1,865,309 and $1,073,176                     24,123,759        25,835,892
Other assets                                                      1,141,934         1,219,852
                                                               ------------       -----------
      Total Assets                                             $103,664,163       $92,160,222
                                                               ============       ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable                                               $  6,700,000       $
   Current maturities of long-term debt                           7,954,160         7,204,172
   Accounts payable                                              10,480,212         7,285,396
   Other current liabilities                                      6,330,751         7,340,394
                                                               ------------       -----------
      Total Current Liabilities                                  31,465,123        21,829,962

Long-term debt                                                    7,801,041        36,779,160
Deferred income taxes                                             2,659,699         2,659,699
ESOP guaranteed bank loan                                           615,000           725,700

Shareholders' Equity
   Common stock, par value $01 per share; 10,000,000
      shares authorized; 7,503,854 and 5,490,604
      shares issued                                                  75,039            54,906
   Additional paid-in capital                                    37,032,274        11,082,278
   Retained earnings                                             28,519,355        23,682,931
                                                               ------------       -----------
                                                                 65,626,668        34,820,115

   Less ESOP guaranteed bank loan                                   651,000           725,700
   Less treasury stock at cost, 614,896 and 638,702 shares        3,888,368         3,928,714
                                                               ------------       -----------
                                                                 61,123,300        30,165,701
                                                               ------------       -----------
      Total Liabilities and Shareholders' Equity               $103,664,163       $92,160,222
                                                               ============       ===========

See notes to condensed consolidated financial statements.

                                ENGINEERED SUPPORT SYSTEMS, INC
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                       (UNAUDITED)

                                         Three Months Ended           Nine Months Ended
                                              July 31                      July 31
                                     --------------------------   ---------------------------
                                         1999           1998          1999            1998
                                     -----------    -----------   ------------    -----------
Net revenues                         $37,899,879    $24,927,269   $106,834,049    $64,177,114

Cost of revenues                      30,634,928     19,047,032     85,276,876     49,344,649
                                     -----------    -----------   ------------    -----------

Gross profit                           7,264,951      5,880,237     21,557,173     14,832,465

Selling, general and administrative
   expense                             3,915,821      3,035,326     11,691,849      8,094,497
                                     -----------    -----------   ------------    -----------

Income from operations                 3,349,130      2,844,911      9,865,324      6,737,968

Interest expense                        (315,667)      (523,837)    (1,680,851)      (975,414)

Interest income                           11,202         88,918        102,619        232,553

Gain on sale of assets                    62,491                       118,700        151,125
                                     -----------    -----------   ------------    -----------

Income before income taxes             3,107,156      2,409,992      8,405,792      6,146,232

Income tax provision                   1,240,000        963,000      3,358,000      2,456,000
                                     -----------    -----------   ------------    -----------

Net income                           $ 1,867,156    $ 1,446,992   $  5,047,792    $ 3,690,232
                                     ===========    ===========   ============    ===========

Basic earnings per share                    $.27           $.30           $.90           $.77
                                     ===========    ===========   ============    ===========

Diluted earnings per share                  $.27           $.29           $.88          $.74
                                     ===========    ===========   ============    ===========

See notes to condensed consolidated financial statements.

                            ENGINEERED SUPPORT SYSTEMS, INC

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (UNAUDITED)

                                                                       Nine Months Ended
                                                                            July 31
                                                                  ---------------------------
                                                                      1999           1998
                                                                  ------------   ------------
From operating activities:
   Net income                                                     $  5,047,792   $  3,690,232
   Depreciation and amortization                                     2,670,345      1,906,899
   Gain on sale of assets                                             (118,700)      (151,125)
                                                                  ------------   ------------
      Cash provided (used) before changes in operating
         assets and liabilities                                      7,599,437      5,446,006

   Net (increase) decrease in non-cash current assets               (1,300,302)      (100,823)
   Net increase (decrease) in non-cash current liabilities          (2,584,505)    (2,242,549)
   (Increase) decrease in other assets                               1,340,634        988,767
                                                                  ------------   ------------

      Net cash provided by (used in) operating activities            5,055,264      4,091,401
                                                                  ------------   ------------

From investing activities:
   Purchase of Marlo Coil, net of cash acquired                                   (25,314,467)
   Purchase of Keco Industries, net of cash acquired                              (22,731,913)
   Purchase of McIntyre Engineering                                                (1,367,192)
   Purchase of Fermont, net of cash acquired                        (9,937,136)
   Purchase of Bossier City division of Engineered
      Products, Inc.                                                (3,128,684)
   Additions to property, plant and equipment                       (1,256,633)    (1,116,706)
   Proceeds from sale of property, plant and equipment                 141,741        151,125
                                                                  ------------   ------------
      Net cash provided by (used in) investing activities          (14,180,712)   (50,379,153)
                                                                  ------------   ------------

From financing activities:
   Net borrowings (payments) under line-of-credit agreement          6,700,000     (1,075,961)
   Payments of long-term debt                                      (28,228,131)    (1,267,706)
   Proceeds of long-term debt                                                      45,000,000
   Net proceeds from issuance of common stock                       25,550,000
   Purchase of treasury stock                                          (65,052)      (495,652)
   Exercise of stock options                                           124,172        689,108
   Cash dividends                                                     (211,367)      (132,646)
                                                                  ------------   ------------

      Net cash provided by (used in) financing activities            3,869,622     42,717,143
                                                                  ------------   ------------

Net increase (decrease) in cash and cash equivalents                (5,255,826)    (3,570,609)

Cash and cash equivalents at beginning of period                     5,773,529      8,313,160
                                                                  ------------   ------------

Cash and cash equivalents at end of period                        $    517,703   $  4,742,551
                                                                  ============   ============

See notes to condensed consolidated financial statements

                  ENGINEERED SUPPORT SYSTEMS, INC.

                  NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS (UNAUDITED)
                          JULY 31, 1999

NOTE A - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

     Basic earnings per share for the three months ended July 31, 1999 and 1998 is based on average basic common shares outstanding of 6,882,717 and 4,790,372, respectively. Diluted earnings per share for the three months ended July 31, 1999 and 1998 is based on average diluted common shares outstanding of 7,006,125 and 5,019,260, respectively.

     Basic earnings per share for the nine months ended July 31, 1999 and 1998 is based on average basic common shares outstanding of 5,601,799 and 4,766,985, respectively. Diluted earnings per share for the nine months ended July 31, 1999 and 1998 is based on average diluted common shares outstanding of 5,760,328 and 4,985,906, respectively.

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

                                                   July 31, 1999    October 31, 1998
                                                   -------------    ----------------
Raw materials                                       $ 3,756,244       $ 4,578,766
Work-in-process                                       1,372,070         1,397,593
Finished goods                                        1,657,570           845,607
Inventories substantially applicable to
   government contracts in process, less
   progress payments of $12,015,456 and
   $15,932,239                                       29,104,473        11,864,844
                                                    -----------       -----------
                                                    $35,890,357       $18,686,810
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

     Effective July 1, 1999, Engineered Specialty Plastics, Inc., a wholly-owned subsidiary of the Company, acquired the inventory, fixed assets, existing operations and customer base of the Bossier City division of Engineered Products, Inc. (Bossier City) for approximately $3.1 million. The fair value of assets acquired was $3.1 million. The purchase price was financed with short-term borrowings under the Company's revolving credit facility. The operating results of Bossier City are included in the Company's consolidated results of operations from the date of acquisition.

     The following unaudited pro forma summary presents the combined historical results of operations for the nine months ended July 31, 1999 and 1998 as adjusted to reflect the purchase transactions assuming the acquisitions had occurred at November 1, 1997. These pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisitions actually taken place on November 1, 1997, nor are they necessarily indicative of the combined results that may occur in the future.

                                                           Nine Months Ended
                                                               July 31
                                                    ------------------------------
                                                        1999              1998
                                                    ------------      ------------
Net revenues                                        $119,398,743      $130,644,390
                                                    ============      ============

Net income                                          $  5,438,619      $  3,486,541
                                                    ============      ============

Basic earnings per share                                    $.97              $.73
                                                    ============      ============

Diluted earnings per share                                  $.94              $.70
                                                    ============      ============

NOTE E - STOCK SPLIT

     On June 26, 1998, the Company effected a 3-for-2 stock split in the form of a 50% stock dividend. All earnings per share amounts in this Form 10-Q have been restated to reflect this stock split.

NOTE F - PUBLIC OFFERING OF COMMON STOCK

     On April 23, 1999, the Company issued an additional 2,000,000 shares of common stock through a public offering, resulting in net proceeds of $25,550,000. A portion of the proceeds was used to repay borrowings under the Company's line-of-credit agreement with the remainder used to repay a portion of the Company's long-term debt. Shares outstanding at July 31, 1999 and October 31, 1998 were 6,888,958 and 4,851,902, respectively.

NOTE G - SUBSEQUENT EVENT

     On August 23, 1999, Engineered Systems and Electronics, Inc., a wholly-owned subsidiary of the Company, agreed to acquire the common stock of Systems & Electronics Inc. (SEI), a manufacturer of military support equipment including transport systems, aircraft loading systems, fire control support systems and avionics test equipment, from ESCO Electronics Corporation. This transaction is contingent upon receiving government approval under the Hart Scott Rodino Act.

     For the fiscal year ended September 30, 1998, SEI's revenues were approximately $141 million and assets, which consist primarily of manufacturing facilities and working capital, were approximately $86 million. The purchase price is $85 million subject to certain post-closing adjustments. The purchase price will be financed, and substantially all existing borrowings of the Company retired, with a new $145 million senior debt facility. Further details of the transaction will be provided in Form 8-K to be filed with the Securities and Exchange Commission.

                 ENGINEERED SUPPORT SYSTEMS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Revenues. Net revenues increased 52.0% in the third quarter of 1999 to $37.9 million from $24.9 million in the third quarter of 1998. Net revenues from military support and related industrial/ commercial equipment increased by $16.8 million to $34.3 million in the third quarter of 1999 from $17.5 million in the third quarter of 1998. This increase was due to an additional $14.9 million of net revenues generated by the acquisitions of Keco Industries, Inc.
(Keco) and of Fermont, as discussed in Note D of the July 31, 1999 condensed consolidated financial statements, and a $2.5 million increase at Engineered Air as several contracts moved to full production during the year. Net revenues from sales of custom molded plastic products through Engineered Specialty Plastics, Inc. (ESP) decreased $3.9 million to $3.6 million in the third quarter of 1999 from $7.4 million in the third quarter of 1998. This decrease was the result of a decrease in orders from this subsidiary's most significant customer, offset by $0.5 million of revenues generated by the Bossier City operations acquired July 1, 1999.

     Net revenues increased 66.5% in the first nine months of 1999 to $106.8 million from $64.2 million in the first nine months of 1998. Net revenues from military support and related industrial/commercial equipment increased by $48.4 million to $92.8 million in the first nine months of 1999 from $44.4 million in the comparable 1998 period. This increase was due to an additional $48.6 million of net revenues generated by the acquisitions of Marlo Coil, Keco and Fermont. Net revenues from the sales of custom molded plastic products through ESP decreased $5.8 million in the first nine months of 1999 compared to the prior year period as a result of the decrease in orders described above.

     Gross Profit. Gross profit for the third quarter of 1999 increased 23.6% to $7.3 million (19.2% of net revenues) from $5.9 million (23.6% of net revenues) in the third quarter of 1998. Gross profit for the first nine months of 1999 increased 45.3% to $21.6 million (20.2% of net revenues) from $14.8 million (23.1% of net revenues) in the first nine months of 1998. The increases in gross profit were primarily a result of the businesses acquired, net of a volume-driven decrease in gross profit at ESP. The decreases in gross margins were primarily due to lower gross margins generated by Keco and Fermont as compared to those experienced by historical operations, as well as to a gross margin decrease at ESP resulting from the lower sales levels described above.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased by $0.9 million to $3.9 million (10.3% of net revenues) for the third quarter of 1999 from $3.0 million (12.2% of net revenues) for the third quarter of 1998. Selling general and administrative expense increased by $3.6 million to $11.7 million (10.9% of net revenues) for the first nine months of 1999 from $8.1 million (12.6% of net revenues) in 1998. These increases were due to the addition of selling, general and administrative expense generated by the businesses acquired.

     Interest Expense and Interest Income. Net interest expense increased by $0.1 million to $0.3 million for the third quarter of 1999. Net interest expense increased $0.8 million to $1.6 million for the first nine months of 1999 as compared to the same period in 1998 as a result of debt incurred in conjunction with the Marlo Coil, Keco and Fermont acquisitions, as reduced by proceeds of the Company's public offering of additional common stock effected April 23, 1999.

     Income Tax Provision. The effective income tax rate was 39.9% for the third quarter of 1999 and 40.0% for the third quarter of 1998. The effective income tax rate for the first nine months of 1999 was 39.9% compared to 40.0% for the first nine months of 1998.

     Net Income. As a result of the foregoing, net income of the Company increased by 29.0% to $1.9 million (4.9% of net revenues) for the third quarter of 1999 from $1.4 million (5.8% of net revenues) for the third quarter of 1998, and increased by 36.8% to $5.0 million (4.7% of net revenues) for the first nine months of 1999 from $3.7 million (5.7% of net revenues) for the first nine months of 1998.

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

     On April 23, 1999, the Company issued an additional 2,000,000 shares of common stock through a public offering, resulting in net proceeds of $25,550,000. A portion of the proceeds were used to repay outstanding borrowings under the Company's revolving credit facility with the remainder used to repay a portion of the Company's long-term debt.

     The Company's primary sources of short-term financing are from cost reimbursements received under contracts with the U.S. government via receipt of progress payments, billings for delivered products and bank borrowings under its revolving credit facility. On July 31, 1999, the Company's working capital and ratio of current assets to current liabilities were $19.3 million and 1.61 to 1 as compared to $18.2 million and 1.83 to 1, respectively, at October 31, 1998.
During 1998, the Company purchased Marlo Coil, net of cash acquired, for $25.3 million and purchased Keco, net of cash acquired, for $24.1 million. During 1999, the Company purchased Fermont, net of cash acquired, for $9.9 million and the Bossier City division of Engineered Products, Inc. for $3.1 million. These acquisitions were financed with term loan borrowings under the restated and amended credit facility and with available cash resources. As discussed in Note G of the July 31, 1999 condensed consolidated financial statements, the Company is securing a new $145 million senior debt facility in order to finance the acquisition of Systems & Electronics Inc. and to retire substantially all existing borrowings of the Company.

     The Company invested $1.3 million in property, plant and equipment during the nine months ended July 31, 1999 and anticipates that capital expenditures will not exceed $2.0 million for the year ended October 31, 1999

BUSINESS AND MARKET CONSIDERATIONS

     Approximately 77% of consolidated net revenues for the nine months ended July 31, 1999 were directly or indirectly derived from defense orders by the U.S. government and its agencies. As of July 31, 1999, the Company's combined backlog of defense orders at Engineered Air, Keco, Fermont and Marlo Coil totaled $164.3 million, with related government options of an additional $470.4 million.

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

     We do not generally manufacture products which contain date-sensitive computerized components other than control units for some air handling units manufactured by Marlo Coil. We obtain these control units from third-party suppliers and test them for Year 2000 compliance at the time of installation. Accordingly, we do not anticipate significant Year 2000 risks associated with our products.

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

     Approximately 77% of our revenues come directly or indirectly from the Department of Defense. Year 2000 compliance by government agencies is difficult to assess. However, according to published reports, which we have not verified, the government may not be fully Year 2000 compliant on a timely basis. A disruption in the day-to-day functions of the Department of Defense or other government agencies (and more particularly, a disruption in the ability to pay accounts payable) could have a material adverse impact on our business.

     We expect to expend a total of approximately $300,000 on Year 2000 compliance, of which approximately $250,000 had been expended through July 31, 1999.

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

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this report includes certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The forward-looking statements involve certain risks and uncertainties, including, but not limited to acquisitions, additional financing requirements, the decision of any of the Company's key customers (including the U.S. government) to reduce or terminate orders with the Company, cutbacks in defense spending by the U.S. government, increased competition in the Company's markets, the Company's ability to achieve and integrate acquisitions and the impact of any Year 2000 problems, which could cause the Company's actual results to differ materially from those projected in, or inferred by, the forward-looking statements.

                              PART II
                        OTHER INFORMATION

Items 1-5 Not applicable.

Item 6    (a) Exhibits

              11.  Statement Re: Computation of Earnings Per Share

              27.  Statement Re:  Financial Data Schedule

          (b) No reports on Form 8-K were filed during the three months ended July 31, 1999.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 ENGINEERED SUPPORT SYSTEMS, INC.

Date: September 14, 1999         By:      Michael F. Shanahan Sr.
     -----------------------        -----------------------------------
                                          Michael F. Shanahan Sr.
                                      Chairman of the Board, President
                                        and Chief Executive Officer


Date: September 14, 1999         By:         Gary C. Gerhardt
     -----------------------        -----------------------------------
                                             Gary C. Gerhardt
                                       Executive Vice President and
                                        Chief Financial Officer