Form 10-Q/A
period 1999-07-31
ENGINEERED SUPPORT SYSTEMS INC
filed 1999-09-17
CIK 772891

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, DC  20549

                          AMENDMENT NO. 1

                                TO

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
                                                               ============       ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable                                               $  6,700,000       $
   Current maturities of long-term debt                           7,954,160         7,204,172
   Accounts payable                                              10,480,212         7,285,396
   Other current liabilities                                      6,330,751         7,340,394
                                                               ------------       -----------
      Total Current Liabilities                                  31,465,123        21,829,962

Long-term debt                                                    7,801,041        36,779,160
Deferred income taxes                                             2,659,699         2,659,699
ESOP guaranteed bank loan                                           615,000           725,700

Shareholders' Equity
   Common stock, par value $01 per share; 10,000,000
      shares authorized; 7,503,854 and 5,490,604
      shares issued                                                  75,039            54,906
   Additional paid-in capital                                    37,032,274        11,082,278
   Retained earnings                                             28,519,355        23,682,931
                                                               ------------       -----------
                                                                 65,626,668        34,820,115

   Less ESOP guaranteed bank loan                                   615,000           725,700
   Less treasury stock at cost, 614,896 and 638,702 shares        3,888,368         3,928,714
                                                               ------------       -----------
                                                                 61,123,300        30,165,701
                                                               ------------       -----------
      Total Liabilities and Shareholders' Equity               $103,664,163       $92,160,222
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

Date: September 17, 1999         By:      Michael F. Shanahan Sr.
     -----------------------        -----------------------------------
                                          Michael F. Shanahan Sr.
                                      Chairman of the Board, President
                                        and Chief Executive Officer


Date: September 17, 1999         By:         Gary C. Gerhardt
     -----------------------        -----------------------------------
                                             Gary C. Gerhardt
                                       Executive Vice President and
                                        Chief Financial Officer