Form 10-K
period 1999-10-31
ENGINEERED SUPPORT SYSTEMS INC
filed 2000-01-28
CIK 772891

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)

                    of the Securities Exchange Act of 1934

For the year ended October 31, 1999           Commission file number 0-13880

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

     Based on the closing price on January 17, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $78,358,000.

     The number of shares of the Registrant's common stock, $.01 par value, outstanding at January 17, 2000 was 6,897,958.

                DOCUMENTS INCORPORATED BY REFERENCE

     Parts I and II incorporate by reference portions of the Engineered Support Systems, Inc. Annual Report to Shareholders (the Annual Report) for the year ended October 31, 1999. Part III incorporates by reference portions of the Engineered Support Systems, Inc. Proxy Statement for the Annual Shareholders Meeting to be held on March 7, 2000 (the Definitive Proxy Statement) to be filed within 120 days after the close of the year ended October 31, 1999.

                               PART I
ITEM 1.        BUSINESS
-------        --------

     Engineered Support Systems, Inc. is a holding company for six wholly-owned subsidiaries: Systems & Electronics Inc. (SEI), Engineered Air Systems, Inc. (Engineered Air), Keco Industries, Inc. (Keco), Engineered Coil Company, d/b/a Marlo Coil (Marlo Coil), Engineered Electric Company, d/b/a Fermont (Fermont) and Engineered Specialty Plastics, Inc. (ESP). Engineered Support Systems, Inc. and its subsidiaries (Company) are a leading designer and manufacturer of military support equipment and electronics for the United States armed forces. The Company also engineers and manufactures air handling and heat transfer equipment, material handling equipment and custom molded plastic products for commercial and industrial products.

     Engineered Air was incorporated under the laws of the State of Missouri on December 24, 1981, and acquired the assets of the Defense Systems Division of Allis-Chalmers Corporation on March 30, 1982. The Company was incorporated under the laws of the State of Missouri in December 1983, and exchanged all of its outstanding common stock for two-thirds of the common stock of Engineered Air held by the Company's founders. The Company purchased the remaining one-third of the common stock of Engineered Air in January 1984, effective as of November 1, 1983. The Company became a publicly owned corporation on August 21, 1985. On March 9, 1993, the Company purchased all of the outstanding stock of Associated Products, Inc. (subsequently changed to Engineered Specialty Plastics, Inc.). Effective February 1, 1998, Engineered Coil Company acquired substantially all of the net assets of Nuclear Cooling, Inc., d/b/a Marlo Coil. On June 24, 1998, the Company acquired all of the outstanding common stock of Keco. On February 22, 1999, Engineered Electric Company acquired substantially all of the net assets of the Fermont Division of Dynamics Corporation of America, d/b/a Fermont. On September 30, 1999, the Company, acquired all of the outstanding common stock of Systems & Electronics Inc.

PRODUCTS

     Products are manufactured by the Company within four operating segments: heavy military support equipment, electronics and automation systems, light military support and related industrial/commercial equipment and custom molded plastic products. The heavy military support equipment segment engineers and manufactures load management and transport systems primarily for the U.S. Department of Defense (DoD). Segment products include aircraft load management equipment, tank transport systems and bridging systems. The electronics and automation systems segment engineers and manufactures radar and electronic warfare systems, fire support systems and avionics test equipment primarily for the DoD. The segment also engineers and manufactures material handling equipment primarily for the U.S. Postal Service and for the pharmaceutical industry throughout the United States. The light military support and related industrial/commercial equipment segment engineers and manufactures a broad range of military support equipment primarily for the DoD, as well as unrelated heat transfer and air handling equipment for domestic commercial and industrial users.
Segment products include environmental control systems, petroleum and water systems, chemical and biological defense systems and other multipurpose military support equipment. The custom molded plastic products segment manufactures a broad range of injection molded resin products, as well as a proprietary line of plastic faucets, primarily for commercial customers in the south-central United States.

     See pages 7 through 12 and page 16 of the 1999 Annual Report which are incorporated herein by reference.

ENGINEERING AND DESIGN

     The Company employs 447 people engaged in the design and development of new products and the improvement of existing products. The majority of these development activities are conducted pursuant to, and funded by, DoD contracts in response to designated performance specifications. However, with the acquisition of SEI, the Company anticipates that it will perform substantially more research and development at its own expense. The Company's expenditures on research and development were approximately $0.2 million for the year ended October 31, 1999, and were insignificant during the two-year period ended October 31, 1998. The Company anticipates that unfunded internal research and development will exceed $2.0 million in fiscal year 2000. The Company believes that its engineering expertise gives it a significant advantage over smaller competitors who do not have such capabilities

     The Company's engineering capabilities are in the areas of systems, electro-mechanics, electro-chemical, mechanics, electrical systems and electronics, and acoustics include expertise in thermodynamics, air flow, liquid pumping, stress analysis, liquid fuel combustion, dynamic and climatic environmental engineering, biological and chemical decontamination, non-pyrotechnic smoke generation, and filtration of chemically and biologically contaminated air.

     The Company's design and development of ground support equipment is enhanced by computer-aided design and manufacturing (CAD/CAM) systems used by engineers and draftsmen to design complex products and component parts in three-dimensional view. The Company's engineering technologies and expertise provide it with the ability to adapt its production process to new product needs on a timely basis. The Company also has the capability to provide complete technical data support for the products it manufactures. This includes integrated logistics support, spare parts provisioning and preparation of technical manuals.

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

     For its defense products, the Company maintains a domestic field marketing/sales network with offices located in the Washington, D.C. area and at several major U.S. Government defense procurement centers. The Washington, D.C. office carries out legislative activities, and conducts customer liaison activities with all branches of the U.S. armed services and with foreign government offices in the Washington, D.C. area. The primary responsibility for individual products or programs is handled within the product line organizations, with the field organization providing closely coordinated assistance.

     In addition, the Company supplies electronic sorting and material handling equipment to the U.S. Postal Service and other customers.
Sales of custom commercial, industrial and marine air handling units and coils are effected both directly and through sales representatives located primarily in the United States, parts of Canada, and Puerto Rico, with the pharmaceutical, telecommunications and healthcare industries representing a significant portion of current sales volume. Principal customers for injection molded custom and specialty plastic products include large, well-established producers of consumer and industrial products. Sales of injection molded plastic products are effected both directly and through sales representatives. The Company's sales of its proprietary line of kitchen and lavatory faucets are effected primarily through sales representatives, and marketing efforts focus on service and price.

PURCHASED COMPONENTS AND RAW MATERIALS

     The Company's products require a wide variety of components and materials. Although the Company has multiple sources of supply for most of its material requirements, sole-source vendors supply certain components, and the Company's ability to perform certain contracts depends on their performance. In the past, these required raw materials and various purchased components generally have been available in sufficient quantities.

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

     The U.S. government typically finances a substantial portion of the Company's contract costs through progress payments. The Company historically received progress payments in accordance with DoD contract terms for "small business" concerns. These terms provide progress payments at a specified rate applied on the basis of costs incurred while progress payments for concerns other than small business provide for payment based on costs actually paid at a rate that is 15% lower than that paid to small businesses. The Company's recent acquisitions have caused it to exceed certain thresholds relating to small business qualification, and the Company will therefore qualify as a small business only for specific government contracting purposes. The Company is, however, reducing its emphasis on small business qualification for purposes of future government work.

INTELLECTUAL PROPERTY

     The Company owns various patents and other forms of intellectual property. From time to time, the Company develops proprietary information and trade secrets regarding the design and manufacture of various products. The Company considers its proprietary information and intellectual property to be valuable assets. However, the Company's business is not materially dependent on their protection.

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

DEFENSE BACKLOG

     The Company records its defense backlog as either funded backlog or government options. The Company's funded backlog as of October 31, 1999 was approximately $277.2 million. The Company's funded backlog is subject to fluctuations and is not necessarily indicative of future sales. Funded backlog represents products the government has committed by contract to purchase from the Company. Government options include products the government has the option to purchase under contract with the Company, including, with respect to contracts which include a maximum amount purchasable by the government thereunder, such maximum amount, and with respect to contracts without a specified maximum amount, the Company's estimate of the amount it expects the government to purchase using the government's Best Estimated Quantity (BEQ) as a guide where a BEQ is specified. There are no commitments by the government to purchase products included in government options and there can be no assurance that any or all amounts included therein will generate revenue for the Company. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could substantially reduce the Company's funded backlog and, consequently, future net revenues. Failure of the Company to replace canceled or reduced backlog, whether funded backlog or government options, could have a material adverse effect on the Company's business, financial condition and results of operations in subsequent periods.

     The following table summarizes funded backlog and government options on funded backlog (in millions) as of the indicated dates:

                                                             Government Options
                                      Funded Backlog         On Funded Backlog
                                      --------------         -----------------
      October 31, 1999                    $277.2                  $850.5
      October 31, 1998                      80.8                   319.6
      October 31, 1997                      44.1                   155.0
      October 31, 1996                      90.7                   153.8
      October 31, 1995                      90.4                   100.2

EMPLOYEES

     As of October 31, 1999, the Company employed 2,510 persons, of which 1,470 were engaged in manufacturing activities, 447 in engineering activities, and 593 in office administration and management functions. District No. 9 of the International Association of Machinists and Aerospace Workers (AFL-CIO) represents approximately 427 employees under a collective bargaining agreement, which expires February 13, 2000. Although negotiations continue, the date of any new agreement with these employees is uncertain at this time. Lodge 1012 of the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers (AFL-CIO) represents approximately 126 employees under a collective bargaining agreement, which expires January 31, 2002.

     The Company considers its overall employee relations to be satisfactory.

ITEM 2.      PROPERTIES
-------      ----------

   The Company conducts its business from 12 manufacturing and office facilities. All owned facilities are owned by the Company and are subject to deeds of trust in favor of the Company's lender.

                                                                                        Leased or
          Location                     Description                Size in Sq. Feet        Owned
          --------                     -----------                ----------------      ---------
     St. Louis County,             Manufacturing/Office               171,000             Owned
     Missouri

     St. Louis County,             Manufacturing                       31,000             Leased
     Missouri

     Hot Springs,                  Manufacturing/Office               110,000             Owned
     Arkansas

     Bossier City,                 Manufacturing                       80,000             Owned
     Louisiana

     High Ridge,                   Manufacturing/Office               185,000             Owned
     Missouri

     Florence, Kentucky            Manufacturing/Office               174,000             Leased

     Blue Ash, Ohio                Manufacturing                      132,000             Owned

     West Plains, Missouri         Manufacturing                      405,000             Owned

     St. Louis County,             Office                             260,000             Owned
     Missouri

     Sanford, Florida              Manufacturing                      177,000             Owned

     St. Louis County,             Warehouse                           25,000             Leased
     Missouri

     Bridgeport,                   Manufacturing/Office               109,000             Owned
     Connecticut

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
-------   -----------------------------------------------

     There were no matters submitted to a vote of shareholders during the fourth quarter of the year ended October 31, 1999.

                              PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
-------   ----------------------------------------------------
            SHAREHOLDER MATTERS
            -------------------

     Information concerning the principal market on which the Company's common stock is traded and the high and low sales prices for such stock during 1999 is shown in Supplemental Information on page 28 of the 1999 Annual Report, incorporated herein by reference. During 1995, the Company initiated a semi-annual dividend program. The most recently declared dividend was in the amount of $.018 per share payable January 31, 2000 to shareholders of record as of December 31, 1999.

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

     Financial data required under this section is shown in the Summary of Selected Financial Data on page 1 of the 1999 Annual Report, incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------   -----------------------------------------------------------
            AND RESULTS OF OPERATIONS
            -------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations, shown on pages 13 through 16 of the 1999 Annual Report, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

     The following consolidated financial statements of Engineered Support Systems, Inc. included in the Annual Report for the year ended October 31, 1999 at the pages indicated, are incorporated herein by reference:

     Consolidated Balance Sheets, October 31, 1999 and 1998, page 17.

     Consolidated Statements of Income, years ended October 31, 1999, 1998 and 1997, page 18.

     Consolidated Statements of Shareholders' Equity, years ended
October 31, 1999, 1998 and 1997, page 18.

     Consolidated Statements of Cash Flows, years ended October 31, 1999, 1998 and 1997, page 19.

     Notes to Consolidated Financial Statements, pages 20 through 26.

The quarterly financial information included in Supplementary
Information on page 28 of the 1999 Annual Report is incorporated herein by reference.

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------   -----------------------------------------------------------
            AND FINANCIAL DISCLOSURES
            -------------------------
None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

     The directors, executive officers and key employees of the Company as of January 17, 2000 are as follows:

             Name                           Age                       Position
             ----                           ---                       --------
Michael F. Shanahan Sr. <F1>                60       Chairman, Chief Executive Officer and
                                                     Director (Company)

Gerald A. Potthoff                          59       President, Chief Operating Officer and
                                                     Director (Company)

Gary C. Gerhardt                            54       Vice Chairman-Administration,
                                                     Chief Financial Officer and Director
                                                     (Company)

R. Bruce Earls                              53       Director (Company) and
                                                     President and Chief Executive Officer (Marlo Coil)

John J. Wichlenski                          56       Director (Company) and President and
                                                     Chief Executive Officer
                                                     (Engineered Air)

MG George E. Friel <F2><F3>                 57       Director (Company)

Thomas J. Guilfoil <F1>                     80       Director (Company)

LTG Kenneth E. Lewi <F2><F3>                69       Director (Company)

Michael F. Shanahan Jr. <F1><F2><F3>        33       Director (Company)

Earl E. Walker                              79       Director (Company)

Earl W. Wims <F1><F2>                       60       Director (Company)

Ronald W. Davis                             53       Vice President-Planning and
                                                     Development (Company)

Steven J. Landmann                          40       Vice President-Controller
                                                     (Company)

David D. Mattern                            41       Secretary and General Counsel
                                                     (Company)

John E. Capeless                            54       President and Chief Executive Officer
                                                     (ESP)

Daniel A. Rodrigues                         44       Senior Vice President and
                                                     General Manager (SEI)




Thomas C. Santoro                           46       President and Chief Executive Officer
                                                     (Fermont)

Marvin L. Smith                             62       President and Chief Executive Officer
                                                     (Keco)

<F1>  Member of Executive Committee of the Board
<F2>  Member of Audit Committee of the Board
<F3>  Member of Compensation Committee of the Board

EXECUTIVE OFFICERS
------------------

   The officers serve at the discretion of the Board of Directors, subject to the terms and conditions of their employment agreements.

   Michael F. Shanahan Sr. has been a director of the Company since its formation. Mr. Shanahan was named Chief Executive Officer of the Company in 1985. He was named Chairman of the Company in 1987.

   Gerald A. Potthoff was appointed as a director in October 1999. At the same time, he was named President and Chief Operating Officer of the Company. Mr. Potthoff has served as President of Systems & Electronics Inc. since October 1991.

   Gary C. Gerhardt has been a director of the Company since March
1998. He was named Vice Chairman-Administration of the Company in October 1999 and prior thereto served as Executive Vice President of the Company since 1994. He has been Chief Financial Officer of the Company since 1994. Mr. Gerhardt joined Engineered Air in 1982 as Manager of Contract Administration.

   R. Bruce Earls has been a director of the Company since March
1998. He has been President and Chief Executive Officer of Marlo Coil since 1994. Prior thereto, he was Managing Partner of a KPMG Peat Marwick Business Unit.

   John J. Wichlenski has been a director of the Company since 1992. He has been President and Chief Executive Officer of Engineered Air since 1992. Mr. Wichlenski joined Engineered Air as Vice President of Engineering in 1986.

   Ronald W. Davis has been Vice President-Planning and Development of the Company since December 1999. Prior thereto, he served as Vice President-Marketing for the Company since April 1999 and for Engineered Air since 1990. Mr. Davis joined Engineered Air in 1983.

   Steven J. Landmann has been Vice President-Controller of the
Company since December 1999. Prior thereto, he served as Controller for the Company since September 1998 and for Engineered Air since 1994. Mr. Landmann joined Engineered Air in 1988.

   David D. Mattern was appointed Secretary and General Counsel of the Company in December 1999. Prior thereto, he served as the Company's Secretary since 1992 and as outside counsel to the Company.

   John E. Capeless has been President and Chief Executive Officer of ESP since April 1999. Prior thereto, he served as Vice President and General Manager of ESP since 1996. Before joining ESP, he was Vice President of Operations for Atlantis Plastics, Inc. from 1994. Mr. Capeless served as Director of Manufacturing for Frem Corporation from 1989 to 1994.

   Daniel A. Rodriques has been Senior Vice President and General
Manager of Systems & Electronics Inc. since July 1999. Prior thereto, he served as SEI's Vice President of Program Administration since
October 1995.  Mr. Rodriques joined SEI in 1977.

   Thomas C. Santoro has been President and Chief Executive Officer of Fermont since February 1995. Prior thereto, he served as Fermont's Executive Vice President since 1993. Mr. Santoro joined Fermont as Director of Finance in 1989.

   Marvin L. Smith has been President and Chief Executive Officer of Keco since April 1999. Prior thereto, he served as Keco's Executive Vice President since 1990. Mr. Smith joined Keco in 1988 as Vice
President of Operations.

NON-EMPLOYEE DIRECTORS
----------------------

   MG George E. Friel (U.S. Army, Retired) has been a director of the Company since September 1998. He retired from the U.S. Army in July 1998 after 38 years of service. In the six years preceding his retirement, he headed the U.S. Army Chemical and Biological Defense Command (CBDCOM).

   Thomas J. Guilfoil has been a director of the Company since 1993.
He is the senior and founding partner of the St. Louis law firm of Guilfoil, Petzall & Shoemake and serves as Vice Chairman of the Arizona Football Cardinals. His legal career began in St. Louis in 1941.

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

   Earl W. Wims has been a director of the Company since 1991.
He has been Chairman of Marketing Horizons, a marketing research and consulting firm, since 1986.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

   Information concerning executive compensation is shown in the Company's Definitive Proxy Statement (to be filed within 120 days after the close of the fiscal year ended October 31, 1999) incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------     ---------------------------------------------------
               MANAGEMENT
               ----------

   Information relating to the ownership of the Company's securities by certain beneficial owners and management is shown in the Definitive Proxy Statement (to be filed within 120 days after the close of the year ended October 31, 1999) incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

   Information on certain relationships, related transactions and affiliation of directors is shown in the Definitive Proxy Statement (to be filed within 120 days after the close of the year ended October 31,
1999) incorporated herein by reference.

                              PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
--------     --------------------------------------------------------
               FORM 8-K
               --------

(a) (1) and (2) Index of Financial Statements and Financial Statement
Schedules

   The following consolidated financial statements of Engineered
Support Systems, Inc., included in the 1999 Annual Report of the registrant to its shareholders, are incorporated by reference in Item 8:

   Report of Independent Accountants

   Consolidated Balance Sheets-October 31, 1999 and 1998

   Consolidated Statements of Income-years ended October 31, 1999,
   1998 and 1997

   Consolidated Statements of Shareholders' Equity-years ended
   October 31, 1999, 1998 and 1997

   Consolidated Statement of Cash Flows-years ended October 31, 1999, 1998 and 1997

   Notes to Consolidated Financial Statements-October 31, 1999

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

   3.0 Lists of Exhibits (listed by numbers corresponding to exhibit table of Item 601 in regulation S-K)

   3.1  Articles of Incorporation of Engineered Support Systems,
        Inc. <F1>

   3.2  Amendment of Articles of Incorporation <F2>

   3.3  Amended and Restated By-Laws of Engineered Support Systems,
        Inc. <F2>

   4.1  Credit Agreement dated as of September 30, 1999 among
        Engineered Support Systems, Inc., Bank of America, National Association, as Agent and as Swing Line Lender, and the Other Financial Institutions Party Hereto <F9>

   4.2 Engineered Support Systems, Inc. 1992 Stock Option Plan for Nonemployee Directors <F4>

   4.3  Engineered Support Systems, Inc. 1993 Stock Option Plan <F6>

   4.4 Engineered Support Systems, Inc. 1997 Stock Option Plan for Nonemployee Directors <F7>

   4.5  Engineered Support Systems, Inc. 1998 Stock Option Plan <F10>

   4.6 Engineered Air Systems, Inc. Employee Stock Ownership Plan, subsequently renamed the Engineered Support Systems, Inc.
        Employee Stock Ownership Plan <F5>

   4.7  Trust Agreement for the Engineered Air Systems, Inc.
        Employee Stock Ownership Trust <F5>

   10.1 Employee Agreement with Michael F. Shanahan Sr. <F3>

   10.2 Form of Indemnification Agreement with Directors <F2>

   10.3 Engineered Support Systems, Inc. Amended and Restated
        Executive Incentive Plan <F8>

   11   Statement Re: Computation of Earnings Per Share

   13 Engineered Support Systems, Inc. Annual Report for the year ended October 31, 1999 (the Annual Report). Except for the portions incorporated herein by reference as evidenced in the Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission and is not deemed filed as part of this 10-K

   21   Subsidiary of Registrant <F1>

   23   Consent of PricewaterhouseCoopers LLP, Independent
        Accountants

   27   Statement Re: Financial Data Schedule

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

       <F9>  This information is incorporated herein by reference from
             Form 8-K/A filed on December 14, 1999.

       <F10> This information is incorporated herein by reference from
             Form S-8 registration statement, effective May 15, 1998, registration number 333-52753.

(b) During the fourth quarter of 1999, the Company filed one report on Form 8-K. This filing was with regard to the acquisition by the Company on September 30, 1999 of the outstanding stock of Systems & Electronics Inc. This initial filing was amended on Form 8-K/A dated December 14, 1999.

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

                                 ENGINEERED SUPPORT SYSTEMS, INC.
                                 --------------------------------

Dated:  January 17, 2000         By: /s/ Gary C. Gerhardt
      -----------------------       ---------------------------------
                                         GARY C. GERHARDT
                                         Vice Chairman-Administration
                                         and Chief Financial Officer

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                              TITLE                       DATE
          ---------                              -----                       ----
/s/ Michael F. Shanahan Sr.         Chairman of the Board              January 17, 2000
-------------------------------     of Directors and                   ----------------
    MICHAEL F. SHANAHAN SR.         Chief Executive Officer


/s/ Gary C. Gerhardt                Vice Chairman-Administration and   January 17, 2000
-------------------------------     Chief Financial Officer            ----------------
    GARY C. GERHARDT

                               SIGNATURES
                               ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                      DIRECTORS
                                                      ---------

 /s/ Michael F. Shanahan Sr.        January 17, 2000              /s/ Thomas J. Guilfoil            January 17, 2000
-----------------------------       ----------------           ----------------------------         ----------------
   MICHAEL F. SHANAHAN SR.                                          THOMAS J. GUILFOIL

   /s/ Gerald A. Potthoff           January 17, 2000               /s/ Kenneth E. Lewi              January 17, 2000
-----------------------------       ----------------           ----------------------------         ----------------
     GERALD A. POTTHOFF                                              KENNETH E. LEWI

    /s/ Gary C. Gerhardt            January 17, 2000            /s/ Michael F. Shanahan Jr.         January 17, 2000
-----------------------------       ----------------           ----------------------------         ----------------
      GARY C. GERHARDT                                            MICHAEL F. SHANAHAN JR.

     /s/ R. Bruce Earls             January 17, 2000                /s/ Earl E. Walker              January 17, 2000
-----------------------------       ----------------           ----------------------------         ----------------
       R. BRUCE EARLS                                                  EARL E. WALKER

   /s/ John J. Wichlenski           January 17, 2000                 /s/ Earl W. Wims               January 17, 2000
-----------------------------       ----------------           ----------------------------         ----------------
     JOHN J. WICHLENSKI                                                EARL W. WIMS

     /s/ George E. Friel            January 17, 2000
-----------------------------       ----------------
       GEORGE E. FRIEL

                   ENGINEERED SUPPORT SYSTEMS, INC.

                           EXHIBIT INDEX
                                                                    Page No.
                                                                    --------

11. Statement Re: Computation of Earnings Per Share

13. Engineered Support Systems, Inc. Annual Report for year ended October 31, 1999 (the Annual Report). Except for the portions incorporated herein by reference as evidenced in the Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission and is not deemed filed as part of this Form 10-K.

23. Consent of PricewaterhouseCoopers LLP, Independent Accountants

27. Statement Re: Financial Data Schedule