Form 10-Q
period 2000-01-31
ENGINEERED SUPPORT SYSTEMS INC
filed 2000-03-16
CIK 772891

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                                FORM 10-Q

               Quarterly Report under Section 13 or 15 (d)

                 of the Securities Exchange Act of 1934

For the three months ended January 31, 2000  Commission file number 0-13880


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

     The number of shares of the Registrant's common stock, $.01 par value, outstanding at February 25, 2000 was 6,978,549.

                    ENGINEERED SUPPORT SYSTEMS, INC.

                               INDEX


                                                                        Page
                                                                        ----
Part I - Financial Information

 Item 1.  Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets as of January 31, 2000 and
   October 31, 1999                                                       3

   Condensed Consolidated Statements of Income for the three months
   ended January 31, 2000 and 1999                                        4

   Condensed Consolidated Statements of Cash Flows for the three months
   ended January 31, 2000 and 1999                                        5

   Notes to Condensed Consolidated Financial Statements                   6

 Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 10

Part II - Other Information

 Items 1-6                                                               13

Signatures                                                               14

Exhibits                                                                 15

                           ENGINEERED SUPPORT SYSTEMS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           January 31              October 31
                                                              2000                    1999
                                                          -----------             -----------
                                                          (Unaudited)
                       ASSETS

Current Assets
    Cash and cash equivalents                            $    177,767            $    310,446
    Accounts receivable                                    30,710,522              23,594,040
    Contracts in process and inventories                   60,345,188              68,350,836
    Other current assets                                    5,666,868               8,294,307
                                                         ------------            ------------
        Total Current Assets                               96,900,345             100,549,629

Property, plant and equipment, less accumulated
    depreciation of $18,320,662 and $16,667,784            58,953,658              60,014,422
Cost in excess of net assets acquired, less accumulated
    amortization of $3,106,253 and $2,320,084              76,158,543              74,354,061
Deferred income taxes                                         385,867                 385,867
Other assets                                                3,967,100               4,092,163
                                                         ------------            ------------
        Total Assets                                     $236,365,513            $239,396,142
                                                         ============            ============


         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Notes payable                                        $ 28,700,000            $ 23,900,000
    Current maturities of long-term debt                   11,787,500              10,037,500
    Accounts payable                                       17,286,633              27,876,474
    Other current liabilities                              26,051,214              24,430,159
                                                         ------------            ------------
        Total Current Liabilities                          83,825,347              86,244,133

Long-term debt                                             75,815,625              80,075,000
Other liabilities                                           9,077,211               9,077,211
ESOP guaranteed bank loan                                     541,200                 578,100

Shareholders' Equity
    Common stock, par value $.01 per share; 10,000,000
      shares authorized; 7,515,854 and 7,503,854 shares
      issued                                                   75,159                  75,039
    Additional paid-in capital                             37,938,684              37,032,274
    Retained earnings                                      33,230,889              30,780,853
                                                         ------------            ------------
                                                           71,244,732              67,888,166

    Less ESOP guaranteed bank loan                            541,200                 578,100
    Less treasury stock at cost, 537,305 and 614,896
      shares                                                3,597,402               3,888,368
                                                         ------------            ------------
                                                           67,106,130              63,421,698
                                                         ------------            ------------
         Total Liabilities and Shareholders' Equity      $236,365,513            $239,396,142
                                                         ============            ============

See notes to condensed consolidated financial statements.

                            ENGINEERED SUPPORT SYSTEMS, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                       (UNAUDITED)
                                                                   Three Months Ended
                                                                       January 31
                                                          -----------------------------------
                                                              2000                    1999
                                                          -----------             -----------
Net revenues                                              $86,526,480             $28,236,975

Cost of revenues                                           70,467,844              21,655,628
                                                          -----------             -----------

Gross profit                                               16,058,636               6,581,347

Selling, general and administrative expense                 9,309,702               3,633,948
                                                          -----------             -----------

Income from operations                                      6,748,934               2,947,399

Interest expense                                           (2,470,147)               (693,762)

Interest income                                                11,382                  56,766
                                                          -----------             -----------

Income before income taxes                                  4,290,169               2,310,403

Income tax provision                                        1,716,000                 922,000
                                                          -----------             -----------

Net income                                                $ 2,574,169             $ 1,388,403
                                                          ===========             ===========

Basic earnings per share                                         $.37                    $.29
                                                          ===========             ===========

Diluted earnings per share                                       $.36                    $.28
                                                          ===========             ===========


See notes to condensed consolidated financial statements.

                            ENGINEERED SUPPORT SYSTEMS, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (UNAUDITED)
                                                                   Three Months Ended
                                                                       January 31
                                                          -----------------------------------
                                                              2000                    1999
                                                          -----------             -----------
From operating activities:
   Net income                                             $ 2,574,169             $ 1,388,403
   Depreciation and amortization                            2,610,367                 890,179
                                                          -----------             -----------
      Cash provided (used) before changes in operating
        assets and liabilities                              5,184,536               2,278,582
   Net (increase) decrease in non-cash current assets         133,953                 228,467
   Net increase (decrease) in non-cash current
     liabilities                                           (8,174,278)             (2,384,024)
   (Increase) decrease in other assets                      1,064,881                 193,002
                                                          -----------             -----------

      Net cash provided by (used in) operating
        activities                                         (1,790,908)                316,027
                                                          -----------             -----------

From investing activities:
   Additions to property, plant and equipment                (592,111)               (399,079)
                                                          -----------             -----------

      Net cash provided by (used in) investing
        activities                                           (592,111)               (399,079)
                                                          -----------             -----------

From financing activities:
   Net borrowings (payments) under line-of-credit
     agreement                                              4,800,000
   Payments of long-term debt                              (2,509,375)             (1,759,377)
   Purchase of treasury stock                                                         (65,052)
   Exercise of stock options                                   83,850
   Cash dividends                                            (124,135)                (87,402)
                                                          -----------             -----------

      Net cash provided by (used in) financing
        activities                                          2,250,340              (1,911,831)
                                                          -----------             -----------

Net increase (decrease) in cash and cash equivalents         (132,679)             (1,994,883)

Cash and cash equivalents at beginning of period              310,446               5,773,529
                                                          -----------             -----------

Cash and cash equivalents at end of period                $   177,767             $ 3,778,646
                                                          ===========             ===========

See notes to condensed consolidated financial statements.

                  ENGINEERED SUPPORT SYSTEMS, INC.

                  NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS (UNAUDITED)
                         JANUARY 31, 2000

NOTE A - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended October 31, 1999.

NOTE B - EARNINGS PER SHARE

     Basic earnings per share for the three months ended January 31, 2000 and 1999 is based on average basic common shares outstanding of 6,928,043 and 4,852,342, respectively. Diluted earnings per share for the three months ended January 31, 2000 and 1999 is based on average diluted common shares outstanding of 7,078,202 and 5,032,339, respectively. Average diluted common shares outstanding include common stock equivalents, which represent common stock options as computed based on the treasury stock method.

NOTE C - CONTRACTS IN PROCESS AND INVENTORIES

     Contracts in process and inventories of Systems & Electronics Inc., Engineered Air Systems, Inc., Keco Industries, Inc. and Engineered
Electric Company represent accumulated contract costs, estimated earnings thereon based upon the percentage of completion method and contract inventories reduced by the contract value of delivered items. Inventories of Engineered Coil Company and Engineered Specialty Plastics, Inc. are valued at the lower of cost or market using the first-in, first-out method. Contracts in process and inventories are comprised of the following:

                                                        January 31, 2000        October 31, 1999
                                                        ----------------        ----------------
Raw materials                                             $ 5,198,193             $ 4,579,038
Work-in-process                                               846,263                 990,727
Finished goods                                              1,487,089               1,357,946
Inventories substantially applicable to
  government contracts in process, less
  progress payments of $54,475,481 and
  $63,041,677                                              52,813,643              61,423,125
                                                          -----------             -----------
                                                          $60,345,188             $68,350,836
                                                          ===========             ===========

NOTE D - ACQUISITIONS

     On February 22, 1999, Engineered Electric Company, a wholly-owned subsidiary of the Company, acquired substantially all of the net assets of the Fermont division of Dynamics Corporation of America, a manufacturer of electrical generator sets primarily for the Department of Defense, for approximately $10.1 million. The fair value of assets acquired was $14.4 million and liabilities assumed totaled $4.3 million. The purchase price was financed with available cash resources and short-term borrowings under the Company's revolving credit facility. The operating results of Engineered Electric Company (Fermont) are included in the Company's consolidated results of operations from the date of acquisition.

     Effective July 1, 1999, Engineered Specialty Plastics, Inc., a wholly-owned subsidiary of the Company, acquired the inventory, fixed assets, existing operations and customer base of the Bossier City division of Engineered Products, Inc. (Bossier City) for approximately $3.1 million. The fair value of assets acquired was $3.1 million. The purchase price was financed with short-term borrowings under the Company's revolving credit facility. The operating results of the Bossier City division are included in the Company's consolidated results of operations from the date of acquisition.

     Effective September 30, 1999, Engineered Systems and Electronics, Inc., a wholly-owned subsidiary of the Company, acquired all of the outstanding stock of Systems & Electronics Inc. (SEI), a manufacturer of military support equipment, from ESCO Electronics Corporation for approximately
$81.7 million. (The purchase price is net of $4.2 million of cash acquired. The transaction will be treated as an asset purchase pursuant to Section 338(h)(10) of the Internal Revenue Code.) The fair value of the assets acquired, including goodwill of $53.3 million, was $125.7 million and liabilities assumed totaled $44.0 million. The purchase price was financed with term debt as provided under the Company's credit agreement. The operating results of SEI are included in the Company's consolidated results of operations from the date of acquisition.

     The following unaudited pro forma summary presents the combined historical results of operations for the three months ended January 31, 1999 as adjusted to reflect the purchase transactions assuming the acquisitions had occurred at November 1, 1998. These pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisitions actually taken place on November 1, 1998, nor are they necessarily indicative of the combined results that may occur in the future.

                                                                   Three Months Ended
                                                                    January 31, 1999
                                                                   ------------------
Net revenues                                                          $73,790,975
                                                                      ===========

Net income                                                            $   978,331
                                                                      ===========

Basic earnings per share                                                     $.20
                                                                      ===========

Diluted earnings per share                                                   $.19
                                                                      ===========

NOTE E - PUBLIC OFFERING OF COMMON STOCK

     On April 23, 1999, the Company issued an additional 2,000,000 shares of common stock through a public offering, resulting in net proceeds of $25,550,000. A portion of the proceeds was used to repay borrowings under the Company's line-of-credit agreement with the remainder used to repay a portion of the Company's long-term debt. Shares outstanding at January 31, 2000 and October 31, 1999 were 6,978,549 and 6,888,958, respectively.

NOTE F - SEGMENT INFORMATION

     The Company operates in four segments: heavy military support equipment, electronics and automation systems, light military support and related industrial/commercial equipment, and custom molded plastic products. Intersegment revenues for the three months ended January 31, 2000 and 1999, respectively, were not significant. Total assets by segment as disclosed in the Company's annual report for the year ended October 31, 1999 have not changed materially since that date. In addition, there have been no changes in either the basis of segmentation or the measurement of segment profit since October 31, 1999.

     Information by segment is as follows:

                                                   Three Months Ended
                                                       January 31
                                               --------------------------
                                                   2000          1999
                                               -----------    -----------
Net Revenues:
   Light military support and related
      industrial/commercial equipment          $37,641,340    $22,321,841

   Heavy military support equipment             31,603,626

   Electronics and automation systems           12,339,119

   Custom molded plastic products                4,942,395      5,915,134
                                               -----------    -----------

         Total                                 $86,526,480    $28,236,975
                                               ===========    ===========

Income from Operations:

   Light military support and related
      industrial/commercial equipment          $ 4,087,993    $ 2,241,115

   Heavy military support equipment              2,164,626

   Electronics and automation systems              565,732

   Custom molded plastic products                  (69,417)       706,284
                                               -----------    -----------

                                                 6,748,934      2,947,399

Interest Expense                                (2,470,147)      (693,762)

Interest Income                                     11,382         56,766
                                               -----------    -----------

Income Before Income Taxes                     $ 4,290,169    $ 2,310,403
                                               ===========    ===========

NOTE G - SUBSEQUENT EVENT

     The Company's three-year labor contract with Local 2782, District 9 of the International Association of Machinists and Aerospace Workers expired February 13, 2000. This bargaining unit comprises approximately 420 of the 630 total employees at the Company's West Plains, Missouri manufacturing facility and has elected a work stoppage since contract expiration date. Although the Company and the bargaining unit continue to negotiate, a new labor contract has not been agreed upon as of this date. The Company will continue selected operations at this location during the work stoppage.

     The Company's heavy military support equipment segment consists primarily of operations performed at the West Plains facility. Products manufactured at this facility include the Tunner 60K Aircraft Cargo Loader/Transporter, the M1000 Heavy Equipment Transport trailers and various tactical bridging systems. Depending on its duration, the work stoppage could have a material effect on the Company's results of operations.

                     ENGINEERED SUPPORT SYSTEMS, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net Revenues. Consolidated net revenues increased $58.3 million, or 206.4%, in the first quarter of 2000 to $86.5 million from $28.2 million in the first quarter of 1999. Net revenues from the light military support and related industrial/commercial equipment segment increased by $15.3 million in the first quarter of 2000 to $37.6 million as compared to $22.3 million in the first quarter of 1999. This increase was due to an additional $11.7 million of net revenues generated by Fermont subsequent to its acquisition on February 22, 1999 and to $3.6 million of internal growth on existing operations. Net revenues from the heavy military support equipment and the electronics and automation systems segments totaled $31.6 million and $12.3 million, respectively, for the first quarter of 2000 due to the acquisition of SEI on September 30, 1999. Net revenues for the Company's custom molded plastic products segment decreased $1.0 million to $4.9 million in the first quarter of 2000 as compared to $5.9 million in the first quarter of 1999 due to the loss of a major customer.

     Gross Profit. Consolidated gross profit for the first quarter of 2000 increased 144.0% to $16.1 million (18.6% of consolidated net revenues) from $6.6 million (23.3% of consolidated net revenues) in the first quarter of 1999. Gross profit for the light military support and related commercial/ industrial equipment segment increased to $7.0 million (18.7% of segment net revenues) from $5.3 million (23.8% of segment net revenues) in the first quarter of 1999. The increase in gross profit for the segment was primarily a result of the addition of Fermont ($0.9 million). The decline in gross margin for the segment resulted from a less profitable product mix (generator sets) as compared to the Company's historical defense business operations. Gross profit for the heavy military support equipment and the electronics and automation systems segments totaled $6.3 million (20.0% of segment net revenues) and $2.1 million (17.0% of segment net revenues), respectively, for the first quarter of 2000 due to the acquisition of SEI. Gross profit for the custom molded plastic products segment declined to $0.6 million (12.6% of segment net revenues) from $1.3 million (21.6% of segment net revenues) in the first quarter of 1999. The decreases in both gross profit and gross margin related to a decline in sales volume for the plastics segment.

     Selling, General and Administrative Expense. Consolidated selling, general and administrative expense increased by $5.7 million, or 156.2%, to $9.3 million (10.8% of consolidated net revenues) in the first quarter of 2000 from $3.6 million (12.9% of consolidated net revenues) in the first quarter of 1999. Selling, general and administrative expense for the light military support and related commercial/industrial equipment segment decreased to $2.9 million from $3.1 million in the first quarter of 1999. Selling, general and administrative expense for the heavy military support equipment and the electronics and automation systems segments totaled $4.1 million and $1.5 million, respectively, for the first quarter of 2000 due to the acquisition of SEI. Selling, general and administrative expense for the custom molded plastic products segment was $0.7 million in the first quarter of 2000 compared to $0.6 million in the first quarter of 1999.

    Income from Operations. Consolidated income from operations increased by $3.8 million, or 129.0%, to $6.7 million in the first quarter of 2000 from $2.9 million in the first quarter of 1999. Income from operations for the light military support and related commercial/industrial equipment segment increased to $4.1 million from $2.2 million in the first quarter of 1999. The increase was a result of the inclusion in the first quarter of 2000 of the operations of Fermont and of significant operating income gains at historical operations. Income from operations for the heavy military support equipment and the electronics and automation systems segments totaled $2.2 million and $0.6 million, respectively, for the first quarter of 2000 due to the acquisition of SEI. Income from operations for the custom molded plastic products segment declined to $(0.1) million from $0.7 million in the first quarter of 1999.

     Net Interest Expense. Net interest expense increased by $1.8 million to $2.5 million in the first quarter of 2000 primarily as a result of higher outstanding borrowings on the Company's revolving and term debt credit facilities as compared to the prior year. Higher borrowing levels were required to finance the Company's acquisitions of Fermont on February 22, 1999 and SEI on September 30, 1999 partially offset by the receipt of net proceeds of $25.6 million in conjunction with a follow-on public stock offering of 2.0 million shares completed in April 1999.

     Income Tax Provision. The effective income tax rate was 40.0% for the quarter ended January 31, 2000 and 39.9% for the quarter ended January 31, 1999.

     Net Income. As a result of the forgoing, the net income of the Company increased by 85.4% to $2.6 million (3.0% of net revenues) for the quarter ended January 31, 2000 from $1.4 million (4.9% of net revenues) for the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     In April 1999, the Company issued an additional 2.0 million shares of common stock through a public offering, resulting in net proceeds of $25.6 million. A portion of the proceeds was used to repay borrowings under the Company's revolving line of credit agreement with the remainder used to repay a portion of the Company's term debt.

     In conjunction with the acquisition of SEI in September 1999, the Company entered into a new credit agreement to provide a $90.0 million term loan and a $55.0 million revolving credit facility. The Company's primary sources of short-term financing are from cost reimbursements under contracts with the U.S. government via receipt of progress payments, billings for delivered products and borrowings under the revolving line of credit. As of January 31, 2000, the Company had $28.7 million outstanding against the revolving line of credit, remaining availability under the revolving line of credit of $18.2 million, and a cash balance of $0.2 million.

    The Company's working capital needs are generally funded through cash flow from operations and the revolving line of credit. At
January 31, 2000, the Company's working capital and ratio of current assets to current liabilities were $13.1 million and 1.16 to 1 as compared with $14.3 million and 1.17 to 1 at October 31, 1999. The Company used $1.8 million in the first quarter of 2000 and generated $0.3 million in the first quarter of 1999 in cash flow from operations. Investment in property, plant and equipment totaled $0.6 million and $0.4 million for the first quarters of 1999 and 1998, respectively.
The Company anticipates that capital expenditures in 2000 should not exceed $6.0 million. Management believes that cash flow generated from operations, together with the available line of credit, will provide the necessary resources to meet the needs of the Company in the foreseeable future.

BUSINESS AND MARKET CONSIDERATIONS

     Approximately 86% of consolidated net revenues for the quarter ended January 31, 2000 were directly or indirectly derived from defense orders by the U.S. government and its agencies. As of January 31, 2000, the Company's combined backlog of defense orders totaled $364.4 million, with related government options of an additional $713.4 million.

     Management continues to pursue potential acquisitions, primarily of those companies providing strategic consolidation within the defense industry.

     The Company's three-year labor agreement with Local 2782, District 9 of the International Association of Machinists and Aerospace Workers expired February 13, 2000. This bargaining unit comprises approximately 420 of the 630 total employees at the Company's West Plains, Missouri manufacturing facility and has elected a work stoppage since contract expiration date. Although the Company and the bargaining unit continue to negotiate, a new labor contract has not been agreed upon as of this date. The Company will continue selected operations at this location during the work stoppage.

     The Company's heavy military support equipment segment consists primarily of operations performed at the West Plains facility. Products manufactured at this facility include the Tunner 60K Aircraft Cargo Loader/Transporter, the M1000 Heavy Equipment Transport trailers and various tactical bridging systems. Depending on its duration, the work stoppage could have a material effect on the Company's results of operations.

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this report includes certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The forward-looking statements involve certain risks and uncertainties, including, but not limited to acquisitions, additional financing requirements, the decision of any of the Company's key customers (including the U.S. government) to reduce or terminate orders with the Company, cutbacks in defense spending by the U.S. government and increased competition in the Company's markets, which could cause the Company's actual results to differ materially from those projected in, or inferred by, the forward-looking statements.

                              PART II
                         OTHER INFORMATION

Items 1-5 Not applicable.

Item 6  (a) Exhibits


            11.  Statement Re:  Computation of Earnings Per Share.

            27.  Statement Re:  Financial Data Schedule

        (b) The Company filed the following reports on Form 8-K during the three months ended January 31, 2000:

            * Form 8-K, dated December 13, 1999, regarding the Company's operating results for the quarter and year ended October 31, 1999 and its financial condition as of October 31, 1999.

            * Form 8-K/A, dated December 14, 1999, regarding the Company's acquisition of the outstanding stock of Systems & Electronics Inc. effective September 30, 1999.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 ENGINEERED SUPPORT SYSTEMS, INC.

Date: March 16, 2000           By:  /s/ Michael F. Shanahan, Sr.
     -------------------          ---------------------------------
                                       Michael F. Shanahan, Sr.
                                        Chairman of the Board
                                     and Chief Executive Officer


Date: March 16, 2000           By:      /s/ Gary C. Gerhardt
     -------------------          ---------------------------------
                                          Gary C. Gerhardt
                                  Vice Chairman-Administration and
                                      Chief Financial Officer