Form 10-Q
period 2000-04-30
ENGINEERED SUPPORT SYSTEMS INC
filed 2000-06-14
CIK 772891

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC 20549

                                FORM 10-Q

               Quarterly Report under Section 13 or 15 (d)

                  of the Securities Exchange Act of 1934

For the six months ended April 30, 2000     Commission file number 0-13880

                     ENGINEERED SUPPORT SYSTEMS, INC.
          (Exact name of Registrant as specified in its charter)

        Missouri                                                43-1313242
(State of Incorporation)              (IRS Employer Identification Number)

201 Evans Lane, St. Louis, Missouri                               63121
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number including area code:  (314) 553-4000

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
     -----      -----

   The number of shares of the Registrant's common stock, $.01 par value, outstanding at May 31, 2000 was 6,992,700.

                        ENGINEERED SUPPORT SYSTEMS, INC.

                                      INDEX

                                                                                      Page
                                                                                      ----
Part I - Financial Information

      Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of April 30, 2000 and
         October 31, 1999.                                                               3

         Condensed Consolidated Statements of Income for the three and six months
         ended April 30, 2000 and 1999                                                   4

         Condensed Consolidated Statements of Cash Flows for the six
         months ended April 30, 2000 and 1999.                                           5

         Notes to Condensed Consolidated Financial Statements                            6

      Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            10

Part II - Other Information

      Items 1-6                                                                         13

Signatures                                                                              14

Exhibits                                                                                15

                              ENGINEERED SUPPORT SYSTEMS, INC.

                            CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 April 30         October 31
                                                                   2000              1999
                                                               ------------      ------------
                                                                (Unaudited)
                        ASSETS

Current Assets
    Cash and cash equivalents                                  $  4,647,045      $    310,446
    Accounts receivable                                          26,661,621        23,594,040
    Contracts in process and inventories                         56,067,220        68,350,836
    Other current assets                                          6,183,003         8,294,307
                                                               ------------      ------------
        Total Current Assets                                     93,558,889       100,549,629

Property, plant and equipment, less accumulated
    depreciation of $19,979,536 and $16,667,784                  58,159,772        60,014,422
Cost in excess of net assets acquired, less accumulated
    amortization of $3,898,546 and $2,320,084                    75,242,909        74,354,061
Other assets                                                      4,262,989         4,478,030
                                                               ------------      ------------
        Total Assets                                           $231,224,559      $239,396,142
                                                               ============      ============


        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Notes payable                                              $ 25,000,000      $ 23,900,000
    Current maturities of long-term debt                         13,537,500        10,037,500
    Accounts payable                                             18,703,676        27,876,474
    Other current liabilities                                    22,969,272        24,430,159
                                                               ------------      ------------
        Total Current Liabilities                                80,210,448        86,244,133

Long-term debt                                                   71,556,250        80,075,000
Other liabilities                                                 9,077,211         9,077,211
ESOP guaranteed bank loan                                           504,300           578,100

Shareholders' Equity
    Common stock, par value $.01 per share; 10,000,000
      shares authorized; 7,520,354 and 7,503,854 shares issued       75,204            75,039
    Additional paid-in capital                                   38,065,666        37,032,274
    Retained earnings                                            35,800,991        30,780,853
                                                               ------------      ------------
                                                                 73,941,861        67,888,166

    Less ESOP guaranteed bank loan                                  504,300           578,100
    Less treasury stock at cost, 527,654 and 614,896 shares       3,561,211         3,888,368
                                                               ------------      ------------
                                                                 69,876,350        63,421,698
                                                               ------------      ------------
        Total Liabilities and Shareholders' Equity             $231,224,559      $239,396,142
                                                               ============      ============


See notes to condensed consolidated financial statements.


                                           ENGINEERED SUPPORT SYSTEMS, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                      (UNAUDITED)

                                                               Three Months Ended                    Six Months Ended
                                                                     April 30                            April 30
                                                          -----------------------------      ------------------------------
                                                              2000              1999             2000               1999
                                                          -----------       -----------      ------------       -----------
Net revenues                                              $86,015,430       $40,697,195      $172,541,910       $68,934,170

Cost of revenues                                           69,941,022        32,986,319       140,408,864        54,641,948
                                                          -----------       -----------      ------------       -----------

Gross profit                                               16,074,408         7,710,876        32,133,046        14,292,222

Selling, general and administrative
     expense                                                9,576,827         4,140,063        18,896,175         7,776,028
                                                          -----------       -----------      ------------       -----------

Income from operations                                      6,497,581         3,570,813        13,236,871         6,516,194

Interest expense                                           (2,316,542)         (671,423)       (4,786,592)       (1,365,184)

Interest income                                                49,329            34,651            70,270            91,417

Gain on sale of assets                                         50,731            54,193            50,821            56,209
                                                          -----------       -----------      ------------       -----------

Income before income taxes                                  4,281,099         2,998,234         8,571,370         5,298,636

Income tax provision                                        1,711,000         1,196,000         3,427,000         2,118,000
                                                          -----------       -----------      ------------       -----------

Net income                                                $ 2,570,099       $ 1,792,234      $  5,144,370       $ 3,180,636
                                                          ===========       ===========      ============       ===========

Basic earnings per share                                         $.37              $.35              $.74              $.64
                                                          ===========       ===========      ============       ===========

Diluted earnings per share                                       $.36              $.34              $.72              $.62
                                                          ===========       ===========      ============       ===========



See notes to condensed consolidated financial statements.

                                   ENGINEERED SUPPORT SYSTEMS, INC.

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (UNAUDITED)
                                                                                   Six Months Ended
                                                                                       April 30
                                                                            -----------------------------
                                                                                2000             1999
                                                                            -----------      ------------
From operating activities:
   Net income                                                               $ 5,144,370      $  3,180,636
   Depreciation and amortization                                              5,242,089         1,766,084
   Gain on sale of assets                                                       (50,821)          (56,209)
                                                                            -----------      ------------
      Cash provided (used) before changes in operating
         assets and liabilities                                              10,335,638         4,890,511

   Net (increase) decrease in non-cash current assets                         8,068,028          (584,173)
   Net increase (decrease) in non-cash current liabilities                   (9,839,177)          679,756
   (Increase) decrease in other assets                                        1,106,852         1,239,771
                                                                            -----------      ------------

      Net cash provided by (used in) operating activities                     9,671,341         6,225,865
                                                                            -----------      ------------

From investing activities:
   Purchase of Fermont, net of cash acquired                                                   (9,907,238)
   Additions to property, plant and equipment                                (1,458,253)       (1,041,704)
   Proceeds from sale of property, plant and equipment                           50,821            79,249
                                                                            -----------      ------------
      Net cash provided by (used in) investing activities                    (1,407,432)      (10,869,693)
                                                                            -----------      ------------

From financing activities:
   Net borrowings (payments) under line-of-credit
      agreement                                                               1,100,000
   Payments of long-term debt                                                (5,018,750)      (26,468,754)
   Net proceeds from issuance of common stock                                                  25,550,000
   Purchase of treasury stock                                                                     (65,052)
   Exercise of stock options                                                    115,575           124,172
   Cash dividends                                                              (124,135)          (87,397)
                                                                            -----------      ------------

      Net cash provided by (used in) financing activities                    (3,927,310)         (947,031)
                                                                            -----------      ------------

Net increase (decrease) in cash and cash equivalents                          4,336,599        (5,590,859)

Cash and cash equivalents at beginning of period                                310,446         5,773,529
                                                                            -----------      ------------

Cash and cash equivalents at end of period                                  $ 4,647,045      $    182,670
                                                                            ===========      ============

See notes to condensed consolidated financial statements.

                    ENGINEERED SUPPORT SYSTEMS, INC.

                    NOTES TO CONDENSED CONSOLIDATED
                    FINANCIAL STATEMENTS (UNAUDITED)
                             APRIL 30, 2000

NOTE A - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

     Basic earnings per share for the three months ended April 30, 2000 and 1999 is based on average basic common shares outstanding of 6,984,016 and 5,052,423, respectively. Diluted earnings per share for the three months ended April 30, 2000 and 1999 is based on average diluted common shares outstanding of 7,161,094 and 5,230,602, respectively.

     Basic earnings per share for the six months ended April 30, 2000 and 1999 is based on average basic common shares outstanding of 6,953,217 and 4,950,724, respectively. Diluted earnings per share for the six months ended April 30, 2000 and 1999 is based on average diluted common shares outstanding of 7,116,687 and 5,129,827, respectively.

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

                                                              April 30, 2000   October 31, 1999
                                                              --------------   ----------------

Raw materials                                                   $ 5,317,359       $ 4,579,038
Work-in-process                                                   1,134,248           990,727
Finished goods                                                    1,313,397         1,357,946
Inventories substantially applicable to
  government contracts in process, less
  progress payments of $55,013,312 and
  $63,041,677                                                    48,302,216        61,423,125
                                                                -----------       -----------
                                                                $56,067,220       $68,350,836
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

     Effective September 30, 1999, Engineered Systems and Electronics, Inc., a wholly-owned subsidiary of the Company, acquired all of the outstanding stock of Systems & Electronics, Inc. (SEI), a manufacturer of military support equipment, from ESCO Electronics Corporation for approximately $81.7 million. (The purchase price is net of $4.2 million of cash acquired. The transaction will be treated as an asset purchase pursuant to Section 338(h)(10) of the Internal Revenue Code.) The fair value of the assets acquired, including goodwill of $53.2 million, was $125.7 million and liabilities assumed totaled $44.0 million. The purchase price was financed with term debt as provided under the

Company's credit agreement. The operating results of SEI are included in the Company's consolidated results of operations from the date of acquisition.

     The following unaudited pro forma summary presents the combined historical results of operations for the six months ended April 30, 1999 as adjusted to reflect the purchase transactions assuming the acquisitions had occurred at November 1, 1998. These pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisitions actually taken place on November 1, 1998, nor are they necessarily indicative of the combined results that may occur in the future.

                                               Six Months Ended
                                                April 30, 1999
                                               ----------------

          Net revenues                           $173,627,170
                                                 ============

          Net income                             $  2,971,460
                                                 ============

          Basic earnings per share                       $.60
                                                 ============

          Diluted earnings per share                     $.58
                                                 ============

NOTE E - PUBLIC OFFERING OF COMMON STOCK

     On April 23, 1999, the Company issued an additional 2,000,000 shares of common stock through a public offering, resulting in net proceeds of $25,550,000. A portion of the proceeds was used to repay borrowings under the Company's line-of-credit agreement with the remainder used to repay a portion of the Company's long-term debt. Shares outstanding at April 30, 2000 and October 31, 1999 were 6,992,700 and 6,888,958, respectively.

NOTE F - SEGMENT INFORMATION

     The Company operates in four segments: heavy military support equipment, electronics and automation systems, light military support and related industrial/commercial equipment, and custom molded plastic products. Intersegment revenues for the three and six months ended April 30, 2000 and 1999, respectively were not significant. Total assets by segment as disclosed in the Company's annual report for the year ended October 31, 1999 have not changed materially since that date. In addition, there have been no changes in either the basis of segmentation or the measurement of segment profit since October 31, 1999.

     Information by segment is as follows:

                                                               Three Months Ended                   Six Months Ended
                                                                    April 30                            April 30
                                                          -----------------------------      ------------------------------
                                                              2000              1999             2000               1999
                                                          -----------       -----------      ------------       -----------
Net revenues:

       Light military support and related
          industrial/commercial equipment                 $43,038,498       $36,148,111      $ 80,679,838       $58,469,952

       Heavy military support equipment                    23,322,445                          54,926,071

       Electronics and automation systems                  13,156,711                          25,495,830

       Custom molded plastic products                       6,497,776         4,549,084        11,440,171        10,464,218
                                                          -----------       -----------      ------------       -----------

                      Total                               $86,015,430       $40,697,195      $172,541,910       $68,934,170
                                                          ===========       ===========      ============       ===========


Income from operations:

       Light military support and related
          industrial/commercial equipment                 $ 4,803,503       $ 3,786,042      $  8,881,841       $ 6,025,139

       Heavy military support equipment                       664,794                           2,828,420

       Electronics and automation systems                   1,062,639                           1,629,282

       Custom molded plastic products                         (33,355)         (215,229)         (102,672)          491,055
                                                          -----------       -----------      ------------       -----------

                                                            6,497,581         3,570,813        13,236,871         6,516,194

Interest expense                                           (2,316,542)         (671,423)       (4,786,592)       (1,365,184)

Interest income                                                49,329            34,651            70,270            91,417

Gain on sale of assets                                         50,731            54,193            50,821            56,209
                                                          -----------       -----------      ------------       -----------

Income before income taxes                                $ 4,281,099       $ 2,988,234      $  8,571,370       $ 5,298,636
                                                          ===========       ===========      ============       ===========

                 ENGINEERED SUPPORT SYSTEMS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Revenues. Consolidated net revenues increased $45.3 million, or 111.4%, in the second quarter of 2000 to $86.0 million from $40.7 million in the second quarter of 1999. For the six months ended April 30, 2000, consolidated net revenues were $172.5 million compared to $68.9 million for the first half of 1999, representing an increase of 150.3%. Net revenues from the light military support and related industrial/ commercial equipment segment increased by $6.9 million in the second quarter of 2000 to $43.0 million as compared to $36.1 million in the second quarter of 1999. Net revenues for this segment increased by $22.2 million for the six months ended April 30, 2000 to $80.7 million from $58.5 million for the first half of 1999. These increases were primarily due to net revenues generated by Fermont subsequent to its acquisition on February 22, 1999. Fermont's net revenues accounted for $4.0 million of the $6.9 million second quarter increase and $15.7 million of the $22.2 million increase in the six months ended April 30, 2000. Net revenues from the heavy military support equipment and the electronics and automation systems segments totaled $23.3 million and $13.2 million, respectively, for the second quarter of 2000 and totaled $54.9 million and $25.5 million, respectively, for the first half of 2000 due to the acquisition of SEI on September 30, 1999. During the second quarter of 2000, approximately 420 employees within the Company's heavy military support equipment segment (Local 2782, District 9 of the International Association of Machinists and Aerospace Workers) initiated a five-week work stoppage upon expiration of the existing labor agreement on February 13, 2000. The Company estimates that net revenues were reduced by approximately $6.0 to $7.0 million because of the work stoppage. The Company and the bargaining unit subsequently agreed to a new three-year labor contract. Net revenues for the Company's custom molded plastic products segment increased $2.0 million to $6.5 million for the quarter ended April 30, 2000 compared to $4.5 million for the second quarter of 1999, primarily as a result of the acquisition of the Bossier City division on July 1, 1999. Net revenues for the Company's custom molded plastic products segment increased $1.0 million to $11.4 million for the first half of 2000 compared to $10.4 million for the same period in 1999 as a result of the Bossier City acquisition net of the loss of a major customer in early 1999.

     Gross Profit. Consolidated gross profit for the second quarter of 2000 increased 108.5% to $16.1 million (18.7% of consolidated net revenues) from $7.7 million (18.9% of consolidated net revenues) in the second quarter of 1999. For the six months ended April 30, 2000, consolidated gross profit increased 124.8% to $32.1 million (18.6% of consolidated net revenues) from $14.3 million (20.7% of consolidated net revenues) in the first half of 1999. Gross profit for the light military support and related industrial/commercial equipment segment increased to $7.6 million (17.7% of segment net revenues) from $7.1 million (19.5% of segment net revenues) in the second quarter of 1999, and increased to $14.5 million (17.9% of segment net revenues) from $12.4 million (21.1% of segment net revenues) in the first six months of 1999. The increases in gross profit for the segment are primarily a result of the addition of Fermont ($0.8 million in the second quarter and $1.7 million in the first half of 2000). The decline in gross margin for the segment resulted from a less profitable product mix (generator sets) as compared to the Company's historical defense business operations. Gross profit for the heavy military support equipment and the electronics and automation systems segments totaled $4.6 million (19.5% of segment net revenues) and $3.2 million (24.5% of segment net revenues), respectively, for the second quarter of 2000 due to the acquisition of SEI. For the six months ended April 30, 2000, gross profit for the heavy military support equipment and the electronics and automation systems segments were $11.0 million (20.1% of segment net revenues) and $5.3 million (20.9% of segment net revenues), respectively. Gross profit for the custom molded plastic products segment was $0.7 million (10.2% of segment net revenues) in the second quarter of 2000 compared to $0.7 million (14.3% of segment net revenues). For the six months ended April 30, 2000, gross profit for the custom molded plastic products segment was $1.3 million (11.2% of segment net revenues) compared to $1.9 million (18.4% of segment net revenues) for the same period in 1999.

     Selling, General and Administrative Expense. Consolidated selling, general and administrative expense increased by $5.4 million, or 131.3%, to $9.6 million (11.1% of consolidated net revenues) in the second quarter of 2000 from $4.1 million (10.2% of consolidated net revenues) in the second quarter of 1999. For the first half of 2000, consolidated selling, general and administrative expense increased by $11.1 million, or 143.0%, to $18.9 million (11.0% of consolidated net revenues) from $7.8 million (11.3% of consolidated net revenues) for the first six months of 1999. Selling, general and administrative expense for the light military support and related industrial/commercial equipment segment decreased to $2.8 million in the second quarter of 2000 from $3.3 million in the prior year, and decreased to $5.6 million in the first half of 2000 from $6.3 million in the comparable period for 1999. Selling, general and administrative expense for the heavy military support equipment and the electronics and automation systems segments totaled $3.9 million and $2.2 million, respectively, for the second quarter of 2000, and totaled $8.2 million and $3.7 million, respectively, for the six months ended April 30, 2000. Selling, general and administrative expense for the custom molded plastic products segment was $0.7 million in the second quarter of 2000 compared to $0.9 million in the second quarter of 1999, and totaled $1.4 million for the first six months of both 1999 and 2000.

     Income from Operations. Consolidated income from operations increased by $2.9 million, or 82.0%, to $6.5 million in the second quarter of 2000 from $4.1 million in the second quarter of 1999. For the first half of 2000, consolidated income from operations increased by $6.7 million, or 103.1%, to $13.2 million from $6.5 million for the same period in 1999. Income from operations for the light military support and related industrial/commercial equipment segment increased to $4.8 million in the second quarter of 2000 from $3.8 million in the prior year, and increased to $8.9 million for the six months ended April 30, 2000 from $6.0 million for the same period in 1999. The increase was primarily a result of the inclusion of Fermont operating results following its February 22, 1999 acquisition ($0.8 million for the second quarter and $1.4 million for the first six months of 2000), as well as to operating income gains at historical operations. Income from operations for the heavy military support equipment and the electronics and automation systems segments totaled $0.7 million and $1.1 million, respectively, in the second quarter of 2000, and totaled $2.8 million and $1.6 million, respectively, for the first half of 2000. As previously mentioned, a five-week work stoppage within the Company's heavy military support equipment segment had a significant impact on the results of operations for this segment. The Company estimates that income from operations for the second quarter of 2000 was reduced by approximately $1.2 to $1.5 million as a result of the stoppage. Income from operations for the custom molded plastic products segment were essentially break-even in the second quarter of 2000 compared to a loss of $0.2 million in the second quarter of 1999, and reflected a loss of $0.1 million for the first six months of 2000 compared to operating income of $0.5 million for the comparable period in 1999.

     Net Interest Expense. Net interest expense increased by $1.6 million to $2.3 million in the second quarter of 2000, and increased by $3.4 million to $4.7 million in the first six months of 2000 compared to $1.3 million in the prior year, primarily as a result of higher outstanding borrowings on the Company's revolving and term debt credit facilities as compared to the prior year. Higher borrowing levels were required to finance the Company's acquisitions of Fermont on February 22, 1999 and SEI on September 30, 1999 partially offset by the receipt of net proceeds of $25.6 million in conjunction with a follow-on public stock offering of
2.0 million shares completed in April 1999.

     Income Tax Provision. The effective income tax rate was 40.0% for the quarter ended April 30, 2000 and 39.9% for the quarter ended April 30, 1999 and was 40.0% for the six month periods ended April 30, 2000 and 1999.

     Net Income. As a result of the forgoing, the net income of the Company increased by 43.4% to $2.6 million (3.0% of net revenues) for the quarter ended April 30, 2000 from $1.8 million (4.4% of net revenues) for the second quarter of 1999. For the first half of 2000, net income increased by 61.7% to $5.1 million (3.0% of net revenues) from $3.2 million (4.6% of net revenues) for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     In April 1999, the Company issued an additional 2.0 million shares of common stock through a public offering, resulting in net proceeds of $25.6 million. A portion of the proceeds was used to repay borrowings under the Company's revolving line of credit agreement with the remainder used to repay a portion of the Company's term debt.

     In conjunction with the acquisition of SEI in September 1999, the Company entered into a new credit agreement to provide a $90.0 million term loan and a $55.0 million revolving credit facility. The Company's primary sources of short-term financing are from cost reimbursements under contracts with the U.S. government via receipt of progress payments, billings for delivered products and borrowings under the revolving line of credit. As of April 30, 2000, the Company had $25.0 million outstanding against the revolving line of credit, remaining availability under the revolving line of credit of $18.3 million, and a cash balance of $4.6 million.

    The Company's working capital needs are generally funded through cash flow from operations and the revolving line of credit. At
April 30, 2000, the Company's working capital and ratio of current assets to current liabilities were $13.3 million and 1.17 to 1 as compared with $14.3 million and 1.17 to 1 at October 31, 1999. The Company generated $9.7 million in the six months ended April 30, 2000 and generated $6.2 million in the first half of 1999 in cash flow from operations. Investment in property, plant and equipment totaled $1.5 million and $1.0 million for the first halves of 2000 and 1999, respectively. The Company anticipates that capital expenditures in 2000 should not exceed $6.0 million. Management believes that cash flow generated from operations, together with the available line of credit, will provide the necessary resources to meet the needs of the Company in the foreseeable future.

BUSINESS AND MARKET CONSIDERATIONS

     Approximately 86% of consolidated net revenues for the six months ended April 30, 2000 were directly or indirectly derived from defense orders by the U.S. government and its agencies. As of April 30, 2000, the Company's combined backlog of defense orders totaled $366.9 million, with related government options of an additional $650.8 million.

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

Items 1-5 Not applicable

Item 6  (a) Exhibits

            11.  Statement Re: Computation of Earnings Per Share

            27.  Statement Re: Financial Data Schedule

        (b) No reports on Form 8-K were filed during the three months ended April 30, 2000.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     ENGINEERED SUPPORT SYSTEMS, INC.

Date:  June 14, 2000             By:       Michael F. Shanahan Sr.
      -------------------            -----------------------------------
                                           Michael F. Shanahan Sr.
                                          Chairman of the Board and
                                           Chief Executive Officer


Date:  June 14, 2000             By:          Gary C. Gerhardt
      -------------------            -----------------------------------
                                              Gary C. Gerhardt
                                       Vice Chairman - Administration
                                         and Chief Financial Officer