Form 10-Q
period 2000-07-31
ENGINEERED SUPPORT SYSTEMS INC
filed 2000-09-14
CIK 772891

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                                FORM 10-Q

               Quarterly Report under Section 13 or 15 (d)

                  of the Securities Exchange Act of 1934

For the nine months ended July 31, 2000       Commission file number 0-13880

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

     The number of shares of the Registrant's common stock, $.01 par value, outstanding at August 31, 2000 was 7,088,445.

                      ENGINEERED SUPPORT SYSTEMS, INC.

                                    INDEX


                                                                         Page
                                                                         ----
Part I - Financial Information

   Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets as of July 31, 2000 and
      October 31, 1999                                                     3

      Condensed Consolidated Statements of Income for the three and
      nine months ended July 31, 2000 and 1999                             4

      Condensed Consolidated Statements of Cash Flows for the nine
      months ended July 31, 2000 and 1999                                  5

      Notes to Condensed Consolidated Financial Statements                 6

   Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 10

Part II - Other Information

   Items 1-6                                                              14

Signatures                                                                15

Exhibits                                                                  16

                                  ENGINEERED SUPPORT SYSTEMS, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands, except per share data)

                                                                  July 31              October 31
                                                                   2000                   1999
                                                              --------------         --------------
                                                                (Unaudited)
                             ASSETS

Current Assets
   Cash and cash equivalents                                   $      1,649           $        310
   Accounts receivable                                               28,648                 23,594
   Contracts in process and inventories                              50,148                 68,351
   Other current assets                                               6,288                  8,295
                                                              --------------         --------------
         Total Current Assets                                        86,733                100,550

Property, plant and equipment, less accumulated
   depreciation of $21,637 and $16,668                               57,787                 60,014
Cost in excess of net assets acquired, less accumulated
   amortization of $4,696 and $2,320                                 74,493                 74,354
Other assets                                                          4,090                  4,478
                                                              --------------         --------------
         Total Assets                                          $    223,103           $    239,396
                                                              ==============         ==============



              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable                                               $     15,000           $     23,900
   Current maturities of long-term debt                              15,288                 10,038
   Accounts payable                                                  19,420                 27,876
   Other current liabilities                                         22,838                 24,430
                                                              --------------         --------------
         Total Current Liabilities                                   72,546                 86,244

Long-term debt                                                       67,297                 80,075
Other liabilities                                                     9,077                  9,077
ESOP guaranteed bank loan                                               467                    578

Shareholders' Equity
   Common stock, par value $.01 per share; 10,000
      shares authorized; 7,528 and 7,504 shares issued                   75                     75
   Additional paid-in capital                                        38,201                 37,032
   Retained earnings                                                 39,440                 30,781
                                                              --------------         --------------
                                                                     77,716                 67,888
   Less ESOP guaranteed bank loan                                       467                    578
   Less treasury stock at cost, 520 and 615 shares                    3,533                  3,888
                                                              --------------         --------------
                                                                     73,716                 63,422
                                                              --------------         --------------
         Total Liabilities and Shareholders' Equity            $    223,103           $    239,396
                                                              ==============         ==============


See notes to condensed consolidated financial statements.


                                                 ENGINEERED SUPPORT SYSTEMS, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                              (in thousands, except per share data)
                                                           (UNAUDITED)

                                                       Three Months Ended                             Nine Months Ended
                                                            July 31                                        July 31
                                              ------------------------------------          ------------------------------------
                                                   2000                  1999                    2000                  1999
                                              --------------        --------------          --------------        --------------
Net revenues                                   $     93,291          $     37,900            $    265,834          $    106,834

Cost of revenues                                     75,757                30,635                 216,166                85,277
                                              --------------        --------------          --------------        --------------

Gross profit                                         17,534                 7,265                  49,668                21,557

Selling, general and administrative
   expense                                            9,000                 3,916                  27,887                11,692
                                              --------------        --------------          --------------        --------------

Income from operations                                8,534                 3,349                  21,781                 9,865

Interest expense                                     (2,262)                 (316)                 (7,049)               (1,681)

Interest income                                          54                    11                     114                   103

Gain (loss) on sale of assets                           (50)                   63                       1                   119
                                              --------------        --------------          --------------        --------------

Income before income taxes                            6,276                 3,107                  14,847                 8,406

Income tax provision                                  2,512                 1,240                   5,939                 3,358
                                              --------------        --------------          --------------        --------------

Net income                                     $      3,764          $      1,867            $      8,908          $      5,048
                                              ==============        ==============          ==============        ==============

Basic earnings per share                       $       0.54          $       0.27            $       1.28          $       0.90
                                              ==============        ==============          ==============        ==============

Diluted earnings per share                     $       0.52          $       0.27            $       1.24          $       0.88
                                              ==============        ==============          ==============        ==============



See notes to condensed consolidated financial statements.


                                        ENGINEERED SUPPORT SYSTEMS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)
                                                  (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                         July 31
                                                                          --------------------------------------
                                                                               2000                    1999
                                                                          --------------          --------------
From operating activities:
   Net income                                                              $      8,908            $      5,048
   Depreciation and amortization                                                  7,875                   2,670
   Gain on sale of assets                                                             1                    (119)
                                                                          --------------          --------------
      Cash provided (used) before changes in operating
         assets and liabilities                                                  16,784                   7,599

   Net (increase) decrease in non-cash current assets                            11,848                  (1,300)
   Net increase (decrease) in non-cash current liabilities                       (9,250)                 (2,585)
   (Increase) decrease in other assets                                            1,200                   1,341
                                                                          --------------          --------------

      Net cash provided by (used in) operating activities                        20,582                   5,055
                                                                          --------------          --------------

From investing activities:
   Purchase of Fermont, net of cash acquired                                                             (9,937)
   Purchase of Bossier City division of Engineered
      Products, Inc.                                                                                     (3,129)
   Additions to property, plant and equipment                                    (2,829)                 (1,257)
   Proceeds from sale of property, plant and equipment                               89                     142
                                                                          --------------          --------------

      Net cash provided by (used in) investing activities                        (2,740)                (14,181)
                                                                          --------------          --------------

From financing activities:
   Net borrowings (payments) under line-of-credit
      agreement                                                                  (8,900)                  6,700
   Payments of long-term debt                                                    (7,528)                (28,228)
   Net proceeds from issuance of common stock                                                            25,550
   Purchase of treasury stock                                                                               (65)
   Exercise of stock options                                                        175                     124
   Cash dividends                                                                  (250)                   (211)
                                                                          --------------          --------------

      Net cash provided by (used in) financing activities                       (16,503)                  3,870
                                                                          --------------          --------------

Net increase (decrease) in cash and cash equivalents                              1,339                  (5,256)

Cash and cash equivalents at beginning of period                                    310                   5,774
                                                                          --------------          --------------

Cash and cash equivalents at end of period                                 $      1,649            $        518
                                                                          ==============          ==============


See notes to condensed consolidated financial statements.


                    ENGINEERED SUPPORT SYSTEMS, INC.
                    NOTES TO CONDENSED CONSOLIDATED
                    FINANCIAL STATEMENTS (UNAUDITED)
                 (in thousands, except per share data)
                             JULY 31, 2000

NOTE A - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

     Basic earnings per share for the three months ended July 31, 2000 and 1999 is based on average basic common shares outstanding of 6,997 and 6,883, respectively. Diluted earnings per share for the three months ended July 31, 2000 and 1999 is based on average diluted common shares outstanding of 7,255 and 7,006, respectively.

     Basic earnings per share for the nine months ended July 31, 2000 and 1999 is based on average basic common shares outstanding of 6,968 and 5,602, respectively. Diluted earnings per share for the nine months ended July 31, 2000 and 1999 is based on average diluted common shares outstanding of 7,163 and 5,760, respectively.

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


                                                        July 31, 2000          October 31, 1999
                                                        --------------         ----------------
Raw materials                                            $      4,953           $        4,579
Work-in-process                                                 1,143                      991
Finished goods                                                  2,243                    1,358
Inventories substantially applicable to
   government contracts in process, less
   progress payments of $52,874 and
   $63,042                                                     41,809                   61,423
                                                        --------------         ----------------
                                                         $     50,148           $       68,351
                                                        ==============         ================


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

     Effective September 30,1999, Engineered Systems and Electronics, Inc., a wholly-owned subsidiary of the Company, acquired all of the outstanding stock of Systems & Electronics, Inc. (SEI), a manufacturer of military support equipment, from ESCO Electronics Corporation for approximately $81.7 million. (The purchase price is net of $4.2 million of cash acquired. The transaction was treated as an asset purchase pursuant to Section 338(h)(10) of the Internal Revenue Code.) The fair value of the assets acquired, including goodwill of $53.2 million, was $125.7 million and liabilities assumed totaled $44.0 million. The purchase price was financed with term debt as provided under the

Company's credit agreement. The operating results of SEI are included in the Company's consolidated results of operations from the date of acquisition.

     The following unaudited pro forma summary presents the combined historical results of operations for the nine months ended July 31, 1999 as adjusted to reflect the purchase transactions assuming the acquisitions had occurred at November 1, 1998. These pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisitions actually taken place on November 1, 1998, nor are they necessarily indicative of the combined results that may occur in the future.

                                        Nine Months Ended
                                          July 31, 1999
                                          -------------
            Net revenues                     $263,074
                                          =============

            Net income                         $6,326
                                          =============

            Basic earnings per share            $1.13
                                          =============

            Diluted earnings per share          $1.10
                                          =============

NOTE E - PUBLIC OFFERING OF COMMON STOCK

     On April 23, 1999, the Company issued an additional 2,000 shares of common stock through a public offering, resulting in net proceeds of $25,550. A portion of the proceeds was used to repay borrowings under the Company's line-of-credit agreement with the remainder used to repay a portion of the Company's long-term debt.

NOTE F - SEGMENT INFORMATION

     The Company operates in four segments: heavy military support equipment, electronics and automation systems, light military support and related industrial/commercial equipment, and custom molded plastic products. Intersegment revenues for the three and nine months ended July 31, 2000 and 1999, respectively were not significant. Total assets by segment as disclosed in the Company's annual report for the year ended October 31, 1999 have not changed materially since that date. In addition, there have been no changes in either the basis of segmentation or the measurement of segment profit since October 31, 1999.
Information by segment is as follows:



                                                      Three Months Ended                              Nine Months Ended
                                                            July 31                                        July 31
                                              ------------------------------------          ------------------------------------
                                                   2000                  1999                    2000                  1999
                                              --------------        --------------          --------------        --------------
Net revenues:

   Light military support and related
      industrial/commercial equipment          $     41,309          $     34,322            $    121,990          $     92,792

   Heavy military support equipment                  29,294                                        84,221

   Electronics and automation systems                16,357                                        41,852

   Custom molded plastic products                     6,331                 3,578                  17,771                14,042
                                              --------------        --------------          --------------        --------------

            Total                              $     93,291          $     37,900            $    265,834          $    106,834
                                              ==============        ==============          ==============        ==============


Income from operations:

   Light military support and related
      industrial/commercial equipment          $      4,426          $      3,378            $     13,318          $      9,403

   Heavy military support equipment                   1,924                                         4,752

   Electronics and automation systems                 2,055                                         3,684

   Custom molded plastic products                       129                   (29)                     27                   462
                                              --------------        --------------          --------------        --------------

                                                      8,534                 3,349                  21,781                 9,865

Interest expense                                     (2,262)                 (316)                 (7,049)               (1,681)

Interest income                                          54                    11                     114                   103

Gain (loss) on sale of assets                            (50)                   63                       1                   119
                                              --------------        --------------          --------------        --------------

Income before income taxes                     $      6,276          $      3,107            $     14,847          $      8,406
                                              ==============        ==============          ==============        ==============


                    ENGINEERED SUPPORT SYSTEMS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Revenues. Consolidated net revenues increased $55.4 million, or 146%, in the third quarter of 2000 to $93.3 million from $37.9 million in the third quarter of 1999. For the nine months ended July 31, 2000, consolidated net revenues were $265.8 million compared to $106.8 million for the first nine months of 1999, representing an increase of 149%. Net revenues from the light military support and related industrial/commercial equipment segment increased by $7.0 million in the third quarter of 2000 to $41.3 million as compared to $34.3 million in the third quarter of 1999. Net revenues for this segment increased by $29.2 million for the nine months ended July 31, 2000 to $122.0 million from $92.8 million for the first nine months of 1999. These increases were primarily due to internal growth and to net revenues generated by Fermont subsequent to its acquisition on February 22, 1999. Fermont's net revenue accounted for $18.9 million of the $29.2 million increase in the nine months ended July 31, 2000. Net revenues from the heavy military support equipment and the electronics and automation systems segments totaled $29.3 million and $16.4 million, respectively, for the third quarter of 2000 and totaled $84.2 million and $41.9 million, respectively, for the first nine months of 2000 due to the acquisition of SEI on September 30, 1999. Net revenues for the Company's custom molded plastic products segment increased $2.8 million to $6.3 million for the quarter ended July 31, 2000 compared to $ 3.5 million for the third quarter of 1999, primarily as a result of the acquisition of the Bossier City division on July 1, 1999. Net revenues for the Company's custom molded plastic products segment increased $3.7 million to $17.8 million for the first nine months of 2000 compared to $14.1 million for the same period in 1999 as a result of the Bossier City acquisition.

     Gross Profit. Consolidated gross profit for the third quarter of 2000 increased 141% to $17.5 million (18.8% of consolidated net revenues) from $7.3 million (19.2% of consolidated net revenues) in the third quarter of 1999. For the nine months ended July 31, 2000, consolidated gross profit increased 130% to $49.7 million (18.7% of consolidated net revenues) from $21.6 million (20.2% of consolidated net revenues) in the first nine months of 1999. Gross profit for the light military support and related industrial/commercial equipment segment increased to $7.3 million (17.6% of segment revenues) from $6.7 million (19.6% of segment net revenues) in the third quarter of 1999, and increased to $21.9 million (18.0% of segment net revenues) from $19.1 million (20.6% of segment net revenues) in the first nine months of 1999. $2.3 million of the year-to-date increase in gross profit for the segment is a result of the addition of Fermont. The decline in gross margin for the segment resulted from a less profitable product mix (generator sets) as compared to the segment's historical defense business operations. Gross profit for the heavy military support equipment and the electronics and automation systems segments totaled $5.6 million (19.0% of segment net revenues) and $3.9 million (24.0% of segment net revenues), respectively, for the third quarter of 2000 due to the acquisition of SEI. For the nine months ended July 31, 2000, gross profit for the heavy military support equipment and the electronics and automation systems segments were $16.4 million (19.5% of segment net revenues) and $9.3 million (22.1% of segment net revenues), respectively. Gross profit for the custom molded plastic products segment was $0.7 million (12.1% of segment revenues) in the third quarter of 2000 compared to $0.6 million (15.2% of segment net revenues). For the nine months ended July 31,

2000, gross profit for the custom molded plastic products segment was $2.0 million (11.5% of segment net revenues) compared to $2.5 million (17.6% of segment net revenues) for the same period in 1999.

     Selling, General and Administrative Expense. Consolidated selling, general and administrative expenses increased by $5.1 million, or 130%, to $9.0 million (9.6% of consolidated net revenues) in the third quarter of 2000 from $3.9 million (10.3% of consolidated net revenues) in the third quarter of 1999. For the first nine months of 2000, consolidated selling, general and administrative expense increased by $16.2 million, or 139%, to $27.9 million (10.5% of consolidated net revenues) from $11.7 million (10.9% of consolidated net revenues) for the first nine months of 1999. Selling, general and administrative expense for the light military support and related industrial/commercial equipment segment decreased to $2.8 million in the third quarter of 2000 from $3.3 million in the prior year, and decreased to $8.6 million in the first nine months of 2000 from $9.7 million in the comparable period for 1999. Selling, general and administrative expense for the heavy military support equipment and the electronics and automation systems segments totaled $3.7 million and $1.9 million, respectively, for the third quarter of 2000, and totaled $11.7 million and $5.6 million, respectively, for the nine months ended July 31, 2000. Selling, general and administrative expense for the custom molded plastic products segment was $0.6 million in the third quarters of both 1999 and 2000, and totaled $2.0 million for the first nine months of both 1999 and 2000.

     Income from Operations. Consolidated income from operations increased by $5.2 million, or 155%, to $8.5 million in the third quarter of 2000 from $3.3 million in the third quarter of 1999. For the first nine months of 2000, consolidated income from operations increased by $11.9 million, or 121%, to $21.8 million from $9.9 million for the same period in 1999. Income from operations for the light military support and related industrial/commercial equipment segment increased to $4.4 million in the third quarter of 2000 from $3.4 million in the prior year, and increased to $13.3 million for the nine months ended July 31, 2000 from $9.4 million for the same period in 1999. $1.9 million of the increase for the nine months ended July 31, 2000 was a result of the inclusion of Fermont operating results following its February 22, 1999 acquisition and the remainder resulted from operating income gains at historical operations. Income from operations for the heavy military support equipment and the electronics and automation systems segments totaled $1.9 million and $2.1 million, respectively, in the third quarter of 2000, and totaled $4.8 million and $3.7 million, respectively, for the first nine months of 2000. Income from operations for the custom molded plastic products segment was $0.1 million in the third quarter of 2000 compared to breakeven in the third quarter of 1999, and reflected breakeven results for the first nine months of 2000 compared to operating income of $0.5 million for the comparable period in 1999.

     Interest Expense and Interest Income. Net interest expense increased by $1.9 million to $2.2 million in the third quarter of 2000, and increased by $5.4 million to $6.9 million in the first nine months of 2000 compared to $1.5 million in the prior year, primarily as a result of higher outstanding borrowings on the Company's revolving and term debt facilities as compared to the prior year. Higher borrowing levels were required to finance the Company's acquisitions of Fermont on February 22, 1999 and SEI on September 30, 1999 partially offset by the receipt of net proceeds of $25.6 million in conjunction with a follow-on public stock offering of 2.0 million shares completed in April 1999.

     Income Tax Provision. The effective income tax rate was 40.0% for the quarter ended July 31, 2000 and 39.9% for the quarter ended July 31, 1999, and was 40.0% for the nine month period ended July 31, 2000 and 39.9% for the same period in 1999.

     Net Income. As a result of the forgoing, net income of the Company increased by 102% to $3.8 million (4.0% of net revenues) for the quarter ended July 31, 2000 from $1.9 million (4.9% of net revenues) for the third quarter of 1999. For the first nine months of 2000, net income increased by 76% to $8.9 million (3.4% of net revenues) from $5.0 million (4.7% of net revenues) for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     In April 1999, the Company issued an additional 2.0 million shares of common stock through a public offering, resulting in net proceeds of $25.6 million. A portion of the proceeds was used to repay outstanding borrowings under the Company's revolving line of credit agreement with the remainder used to repay a portion of the Company's long-term debt.

     In conjunction with the acquisition of SEI in September 1999, the Company entered into a new credit agreement to provide a $90.0 million term loan and up to a $55.0 million revolving credit facility. The Company's primary sources of short-term financing are from cost reimbursements under contracts with the U.S. government via receipt of progress payments, billings for delivered products and borrowings under the revolving line of credit. As of July 31, 2000, the Company had $15.0 million outstanding against the revolving line of credit, remaining borrowing base availability under the line of credit of $29.6 million, and a cash balance of $1.6 million.

     The Company's working capital needs are generally funded through cash flow from operations and the revolving line of credit. At July 31, 2000, the Company's working capital and ratio of current assets to current liabilities were $14.2 million and 1.20 to 1 as compared with $14.3 million and 1.17 to 1 at October 31, 1999. The Company generated $20.6 million in the nine months ended July 31, 2000 and generated $5.1 million in the first nine months of 1999 in cash flow from operations. Investment in property, plant and equipment totaled $2.8 million and $1.3 million for the first nine months of 2000 and 1999, respectively. The Company anticipates that capital expenditures in 2000 should not exceed $5.0 million. Management believes that cash flow generated from operations, together with the available line of credit, will provide the necessary resources to meet the needs of the Company in the foreseeable future.

BUSINESS AND MARKET CONSIDERATIONS

     Approximately 85% of consolidated net revenues for the nine months ended July 31, 2000 were directly or indirectly derived from defense orders by the U.S. government and its agencies. As of July 31, 2000, the Company's combined backlog of defense orders totaled $333.2 million, with related government options of an additional $607.7 million.

     Management continues to pursue potential acquisitions, primarily of those companies providing strategic consolidation within the defense industry.

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this report includes certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The forward-looking statements involve certain risks and uncertainties, including, but not limited to acquisitions, additional financing requirements, the decision of any of the Company's key customers (including the U.S. government) to reduce or terminate orders with the Company, cutbacks in defense spending by the U.S. government, increased competition in the Company's markets, which could cause the Company's actual results to differ materially from those projected in, or inferred by, the forward-looking statements.

                                PART II
                           OTHER INFORMATION

Items 1-5 Not applicable

Item 6 (a)  Exhibits

            11.  Statement Re: Computation of Earnings Per Share

            27.  Statement Re: Financial Data Schedule

       (b) No reports on Form 8-K were filed during the three months ended July 31, 2000.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    ENGINEERED SUPPORT SYSTEMS, INC.

Date: September 14, 2000            By: /s/ Michael F. Shanahan Sr.
      ------------------               ------------------------------
                                          Michael F. Shanahan Sr.
                                         Chairman of the Board and
                                          Chief Executive Officer


Date: September 14, 2000            By:     /s/ Gary C. Gerhardt
      ------------------               ------------------------------
                                              Gary C. Gerhardt
                                       Vice Chairman - Administration
                                         and Chief Financial Officer