Form 10-K
period 2000-10-31
ENGINEERED SUPPORT SYSTEMS INC
filed 2001-01-29
CIK 772891

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For the year ended October 31, 2000              Commission file number 0-13880

                      ENGINEERED SUPPORT SYSTEMS, INC.
           (Exact name of Registrant as specified in its charter)

                Missouri                                  43-1313242
        (State of Incorporation)              (IRS Employer Identification No.)

   201 Evans Lane, St. Louis, Missouri                      63121
(Address of principal executive officer)                 (Zip Code)

Registrant's telephone number including area code: (314) 553-4000

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

         Based on the closing price on January 17, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $166,313,000.

         The number of shares of the Registrant's common stock, $.01 par value, outstanding at January 17, 2001 was 7,300,395.

                     DOCUMENTS INCORPORATED BY REFERENCE

         Parts I and II incorporate by reference portions of the Engineered Support Systems, Inc. Annual Report to Shareholders (the Annual Report) for the year ended October 31, 2000. Part III incorporates by reference portions of the Engineered Support Systems, Inc. Proxy Statement for the Annual Shareholders Meeting to be held on March 6, 2001 (the Definitive Proxy Statement) to be filed within 120 days after the close of the year ended October 31, 2000.

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

         Engineered Air was incorporated under the laws of the State of Missouri on December 24, 1981, and acquired the assets of the Defense Systems Division of Allis-Chalmers Corporation on March 30, 1982. The Company was incorporated under the laws of the State of Missouri in December 1983, and exchanged all of its outstanding common stock for two-thirds of the common stock of Engineered Air held by the Company's founders. The Company purchased the remaining one-third of the common stock of Engineered Air in January 1984, effective as of November 1, 1983. The Company became a publicly owned corporation on August 21, 1985. On March 9, 1993, the Company purchased all of the outstanding stock of Associated Products, Inc. (subsequently changed to Engineered Specialty Plastics, Inc.). Effective February 1, 1998, Engineered Coil Company acquired substantially all of the net assets of Nuclear Cooling, Inc., d/b/a Marlo Coil. On June 24, 1998, the Company acquired all of the outstanding common stock of Keco. On February 22, 1999, Engineered Electric Company acquired substantially all of the net assets of the Fermont Division of Dynamics Corporation of America, d/b/a Fermont. On September 30, 1999, the Company, acquired all of the outstanding common stock of SEI.

PRODUCTS

         Products are manufactured by the Company within four operating segments: heavy military support equipment, electronics and automation systems, light military support equipment and plastic products. The heavy military support equipment segment engineers and manufactures load management and transport systems primarily for the U.S. Department of Defense (DoD). Segment products include aircraft load management equipment, tank transport systems and bridging systems. The electronics and automation systems segment engineers and manufactures radar and electronic warfare systems, fire support systems and avionics test equipment primarily for the DoD. The segment also engineers and manufactures material handling equipment primarily for the U.S. Postal Service and for the pharmaceutical industry throughout the United States. The light military support equipment segment engineers and manufactures a broad range of military support equipment primarily for the DoD, as well as related heat transfer and air handling equipment for domestic commercial and industrial users. Segment products include environmental control systems, generator sets, petroleum and water systems, chemical and biological protection systems and other multipurpose military support equipment. The plastic products segment manufactures injection molded resin products, as well as a proprietary line of plastic faucets, primarily for commercial customers in the south-central United States.

         See pages 6 through 16 and pages 18 and 19 of the 2000 Annual Report which are incorporated herein by reference.

ENGINEERING AND DESIGN

         The Company employs 416 people engaged in the design and development of new products and the improvement of existing products. The majority of these development activities are conducted pursuant to, and funded by, DoD contracts in response to designated performance specifications. The Company's expenditures on research and development were approximately $0.8 million and $0.2 million for the years ended October 31, 2000 and 1999, and were insignificant during the year ended October 31, 1998. The Company anticipates that unfunded internal research and development will exceed $1.0 million in fiscal year 2000. The Company believes that its engineering expertise gives it a significant competitive advantage.

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

         The Company's design and development of support equipment is enhanced by computer-aided design and manufacturing (CAD/CAM) systems used by engineers and draftsmen to design complex products and component parts in three-dimensional view. The Company's engineering technologies and expertise provide it with the ability to adapt its production process to new product needs on a timely basis. The Company also has the capability to provide complete technical data support for the products it manufactures. This includes integrated logistics support, spare parts provisioning and preparation of technical manuals.

MARKETING

         The Company's marketing of military equipment and services focuses, in part, on determining the current and future needs of the DoD. To identify those needs, the Company gathers information from primary sources such as the DoD budget and its supporting documents, and military requirement documents such as the Air Force's Statement of Need, the Navy's Operational Requirements and the Army's Required
Operational Capability, along with direct interface with its customers.
The Company analyzes this data through an established new business opportunity procedure and then determines whether or not to bid on specific projects based upon determinations of potential profitability and the likelihood of being awarded the contract.

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

         The U.S. government typically finances a substantial portion of the Company's contract costs through progress payments. The Company receives progress payments in accordance with DoD contract terms which provide progress payments at 75% to 90% of costs incurred.

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

DEFENSE BACKLOG

         The Company records its defense backlog as either funded or unfunded backlog. The Company's funded backlog as of October 31, 2000 was approximately $286.9 million. The Company's funded backlog is subject to fluctuations and is not necessarily indicative of future sales. Funded backlog represents defense products the customer has committed by contract to purchase from the Company. Unfunded backlog includes defense products the customer has the option to purchase under contract with the Company, including, with respect to contracts which include a maximum amount purchasable by the customer thereunder, such maximum amount, and with respect to contracts without a specified maximum amount, the Company's estimate of the amount it expects the customer to purchase using the Best Estimated Quantity (BEQ) as a guide where a BEQ is specified. There are no commitments by the customer to purchase defense products included in unfunded backlog and there can be no assurance that any or all amounts included therein will generate revenue for the Company. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could substantially reduce the Company's funded backlog and, consequently, future net revenues. Failure of the Company to replace canceled or reduced backlog, whether funded or unfunded could have a material adverse effect on the Company's business, financial condition and results of operations in subsequent periods.

         The following table summarizes funded and unfunded defense backlog (in millions) as of the indicated dates:

                                           Funded                   Unfunded
                                      Defense Backlog           Defense Backlog
                                      ---------------           ---------------

         October 31, 2000                  $286.9                   $596.6
         October 31, 1999                   277.2                    850.5
         October 31, 1998                    80.8                    319.6
         October 31, 1997                    44.1                    155.0
         October 31, 1996                    90.7                    153.8

EMPLOYEES

         As of October 31, 2000, the Company employed 2,309 persons, of which 1,381 were engaged in manufacturing activities, 416 in engineering activities, and 512 in office administration and management functions. District No. 9 of the International Association of Machinists and Aerospace Workers (AFL-CIO) represents approximately 351 employees under a collective bargaining agreement, which expires March 18, 2003. Lodge 1012 of the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers (AFL-CIO) represents approximately 135 employees under a collective bargaining agreement, which expires January 31, 2002.

         The Company considers its overall employee relations to be satisfactory.

ITEM 2.    PROPERTIES
-------    ----------

         The Company conducts its business from 13 manufacturing and office facilities. All owned facilities are owned by the Company and are subject to deeds of trust in favor of the Company's lender.

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

         High Ridge,                    Manufacturing/Office               185,000                         Owned
         Missouri

         Florence, Kentucky             Manufacturing/Office               174,000                         Leased

         Blue Ash, Ohio                 Manufacturing                      132,000                         Owned

         West Plains, Missouri          Manufacturing                      405,000                         Owned

         St. Louis County,
         Missouri                       Office                             260,000                         Owned

         Sanford, Florida               Manufacturing                      177,000                         Owned

         St. Louis County,              Warehouse                           25,000                         Leased
         Missouri

         Bridgeport,                    Manufacturing/Office               109,000                         Owned
         Connecticut

         Bridgeport,                    Manufacturing                       26,000                         Leased
         Connecticut

         The Company believes that its current facilities are sufficient for the conduct of its current level of operations.

ITEM 3.    LEGAL PROCEEDINGS
-------    -----------------

         The Company and its subsidiaries are from time to time parties to various legal proceedings arising out of their business. Management believes that there are no such proceedings pending or threatened against them which, if determined adversely, would have a material adverse effect on the business or financial condition of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
-------    -----------------------------------------------

         There were no matters submitted to a vote of shareholders during the fourth quarter of the year ended October 31, 2000.

                                   PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
-------    ----------------------------------------------------
               SHAREHOLDER MATTERS
               -------------------

         Information concerning the principal market on which the Company's common stock is traded and the high and low sales prices for such stock during 2000 is shown in Supplemental Information on page 36 of the 2000 Annual Report, incorporated herein by reference. The Company currently pays a semi-annual dividend. The most recently declared dividend was in the amount of $.018 per share payable January 31, 2001 to shareholders of record as of December 29, 2000.

ITEM 6.    SELECTED FINANCIAL DATA
-------    -----------------------

         Financial data required under this section is shown in the Summary of Selected Financial Data on page 1 of the 2000 Annual Report, incorporated herein by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------    -----------------------------------------------------------
               AND RESULTS OF OPERATIONS
               -------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations, shown on pages 18 through 22 of the 2000 Annual Report, is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------    -------------------------------------------

         The following consolidated financial statements of Engineered Support Systems, Inc. included in the Annual Report for the year ended October 31, 2000 at the pages indicated, are incorporated herein by reference:

         Consolidated Balance Sheets, October 31, 2000 and 1999, page 23.

         Consolidated Statements of Income, years ended October 31, 2000, 1999 and 1998, page 24.

         Consolidated Statements of Shareholders' Equity, years ended October 31, 2000, 1999 and 1998, page 24.

         Consolidated Statements of Cash Flows, years ended October 31, 2000, 1999 and 1998, page 25.

         Notes to Consolidated Financial Statements, pages 26 through 34.

The quarterly financial information included in Supplementary Information on page 36 of the 2000 Annual Report is incorporated herein by reference.

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------    ---------------------------------------------------------------
               FINANCIAL DISCLOSURES
               ---------------------

None.

                                  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   --------------------------------------------------

         The directors, executive officers and key employees of the Company as of January 17, 2001 are as follows:


         Name                                        Age                                       Position
         ----                                        ---                                       --------
Michael F. Shanahan, Sr. (1)                         61                         Chairman, Chief Executive Officer and
                                                                                Director (Company)

Gerald A. Potthoff (1)                               60                         President, Chief Operating Officer and
                                                                                Director (Company)

Gary C. Gerhardt (1)                                 55                         Vice Chairman-Administration,
                                                                                Chief Financial Officer and Director
                                                                                (Company)

William H. T. Bush (2)                               62                         Director (Company)

General Michael P. C. Carns (2)                      63                         Director (Company)

MG George E. Friel (2)                               58                         Director (Company)

Thomas J. Guilfoil (3)                               81                         Director (Company)

S. Lee Kling (2)                                     72                         Director (Company)

LTG Kenneth E. Lewi (3)                              70                         Director (Company)

General Crosbie E. Saint                             64                         Director (Company)

Michael F. Shanahan, Jr. (1)(3)                      34                         Director (Company)

Earl W. Wims (3)                                     61                         Director (Company)

Ronald W. Davis                                      54                         Vice President-Planning and
                                                                                Development (Company)

Larry K. Brewer                                      58                         Senior Vice President -
                                                                                Business Development (Company)

Dan D. Jura                                          48                         Vice President - Sales (Company)

Allan K. Kaste                                       54                         Vice President - Human Resources
                                                                                (Company)

Robert L. Klautzer                                   56                         Vice President - Management Information
                                                                                Systems (Company)

Steven J. Landmann                                   41                         Vice President - Controller (Company)

David D. Mattern                                     42                         Secretary and General Counsel (Company)





Kenneth Scheid                                       64                         Vice President - Quality Assurance
                                                                                (Company)

John R. Wootton                                      53                         Vice President - Technology (Company)

John E. Capeless                                     55                         President (ESP)

Thomas G. Cornwell                                   45                         President (Engineered Air)

Gerald A. Nicholson                                  54                         President (Marlo Coil)

Daniel A. Rodrigues                                  45                         President (SEI)

Thomas C. Santoro                                    47                         President (Fermont)

Marvin L. Smith                                      63                         President (Keco)

(1)  Member of Executive Committee of the Board
(2)  Member of Audit Committee of the Board
(3)  Member of Compensation Committee of the Board

EXECUTIVE OFFICERS
------------------

         The officers serve at the discretion of the Board of Directors, subject to the terms and conditions of their employment agreements.

         Michael F. Shanahan, Sr. has been a director of the Company since its formation. Mr. Shanahan was named Chief Executive Officer of the Company in 1985. He was named Chairman of the Company in 1987.

         Gerald A. Potthoff has been a director of the Company since October 1999. At the same time, he was named President and Chief Operating Officer of the Company. Prior thereto, he served as President of SEI from October 1991 to August 2000.

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

         Larry K. Brewer has been Senior Vice President-Business Development of the Company since February 2000. Prior thereto, he served SEI as Vice President-Business Development since 1998, Vice President-Corp. Marketing & Washington DC Operations since 1997 and as Vice President-Government Relations since 1995.

         Dan D. Jura has been Vice President-Sales of the Company since April 1999. Prior thereto, he served as Vice President-Sales Engineered Air since 1993.

         Allan K. Kaste has been Vice President-Human Resources of the Company since May 2000. He has served as Vice President-Human Resources for SEI since 1994.

         Robert L. Klautzer has been Vice President-Management Information Systems of the Company since May 2000. He has served as Vice President-Management Information Systems for SEI since 1997 and, prior thereto, as its Director-Management Information Systems since 1988.

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

         Kenneth Scheid has been Vice President-Quality Assurance of the Company since February 2000. He has served as Vice President-Quality Assurance for SEI since 1986.

         John R. Wooton has been Vice President-Technology of the Company since February 2000. He has served as Vice President-Technology for SEI since 1997 and Director-Technology since 1994.

         John E. Capeless has been President of ESP since April 1999. Prior thereto, he served as Vice President and General Manager of ESP since 1996. Before joining ESP, he was Vice President of Operations for Atlantis Plastics, Inc. from 1994.

         Thomas G. Cornwell has been President of Engineered Air since September 2000. Prior thereto, he served as Director-Program Management for SEI since 1992.

         Gerald A. Nicholson was named President of Marlo Coil in January 2001. Prior thereto, he was Executive Vice President for the Tweco/Arcair and Coyne Cylinder divisions of Thermadyne Industries from 1995 to 1998.

         Daniel A. Rodriques has been President of SEI since August 2000. Prior thereto, he served as Senior Vice President and General Manager of SEI since July 1999 and as Vice President of Program Administration since October 1995.

         Thomas C. Santoro has been President of Fermont since February
1995.

         Marvin L. Smith has been President of Keco since April 1999. Prior thereto, he served as Keco's Executive Vice President since 1990.

NON-EMPLOYEE DIRECTORS
----------------------

         William H. T. Bush has been a director of the Company since March 2000. He is Chairman of the St. Louis - based investment firm, Bush O'Donnell & Co. which he founded in 1986.

         General Michael P. C. Carns (U.S. Air Force, Retired) has been a director of the Company since March 2000. He retired as Vice Chief of Staff of the Air Force in 1994 after 35 years of service in the U.S. Air Force.

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

         S. Lee Kling has been a director of the company since March 2000. He is Chairman of Kling Rechter Company, a merchant banking company formed in 1991.

         LTG Kenneth E. Lewi (U.S. Army, Retired) has been a director of the Company since 1990. He retired from the U.S. Army in August 1989 after 34 years of service. His career in the U.S. Army centered primarily on providing logistical support to U.S. armed forces.

         General Crosbie E. Saint (U.S. Army, Retired) has been a director of the Company since August 2000. He retired as Commander in Chief, United States Army, Europe and Seventh Army in 1992 after 33 years of service in the U.S. Army.

         Michael F. Shanahan, Jr. has been a director of the Company since 1994. He has been Executive Vice President of Lockton Companies, an insurance concern, since November 2000. Prior thereto, he was a Producer for Lockton Companies since October 1994.

         Earl W. Wims has been a director of the Company since 1991. He has been Chairman of Marketing Horizons, a marketing research and consulting firm, since 1986.

ITEM 11.    EXECUTIVE COMPENSATION
--------    ----------------------

         Information concerning executive compensation is shown in the Company's Definitive Proxy Statement (to be filed within 120 days after the close of the fiscal year ended October 31, 2000) incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------    --------------------------------------------------------------

         Information relating to the ownership of the Company's securities by certain beneficial owners and management is shown in the Definitive Proxy Statement (to be filed within 120 days after the close of the year ended October 31, 2000) incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------    ----------------------------------------------

         Information on certain relationships, related transactions and affiliation of directors is shown in the Definitive Proxy Statement (to be filed within 120 days after the close of the year ended October 31, 2000) incorporated herein by reference.

                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------    -----------------------------------------------------------------

(a) (1) and (2) Index of Financial Statements and Financial Statement Schedules

         The following consolidated financial statements of Engineered Support Systems, Inc., included in the 2000 Annual Report of the registrant to its shareholders, are incorporated by reference in Item 8:

         Report of Independent Accountants

         Consolidated Balance Sheets-October 31, 2000 and 1999

         Consolidated Statements of Income-years ended October 31, 2000, 1999 and 1998

         Consolidated Statements of Shareholders' Equity-years ended October 31, 2000, 1999 and 1998

         Consolidated Statement of Cash Flows-years ended October 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements-October 31, 2000

         The following financial statement schedule and independent accountants report are included as Exhibit 99:

         Valuation and Qualifying Accounts (Schedule II)-years ended October 31, 2000, 1999 and 1998

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

         3.0 Lists of Exhibits (listed by numbers corresponding to exhibit table of Item 601 in regulation S-K)

         3.1   Articles of Incorporation of Engineered Support Systems, Inc. (1)

         3.2   Amendment of Articles of Incorporation (2)

         3.3   Amended and Restated By-Laws of Engineered Support Systems,
               Inc. (2)

         4.1 Credit Agreement dated as of September 30, 1999 among Engineered Support Systems, Inc., Bank of America, National Association, as Agent and as Swing Line Lender, and the Other Financial Institutions Party Hereto (9)

         4.2 Engineered Support Systems, Inc. 1992 Stock Option Plan for Nonemployee Directors (4)

         4.3 Engineered Support Systems, Inc. 1997 Stock Option Plan for Nonemployee Directors (7)

         4.4   Engineered Support Systems, Inc. 1998 Stock Option Plan (6)

         4.5 Engineered Air Systems, Inc. Employee Stock Ownership Plan, subsequently renamed the Engineered Support Systems, Inc. Employee Stock Ownership Plan (5)

         4.6 Trust Agreement for the Engineered Air Systems, Inc. Employee Stock Ownership Trust (5)

         4.7   Engineered Support Systems, Inc. 2000 Stock Option Plan (10)

         4.8 Engineered Support Systems, Inc. 2000 Stock Option Plan for Nonemployee Directors (11)

         10.1  Employee Agreement with Michael F. Shanahan, Sr. (3)

         10.2  Form of Indemnification Agreement with Directors (2)

         10.3 Engineered Support Systems, Inc. Amended and Restated Executive Incentive Plan (8)

         11    Statement Re: Computation of Earnings Per Share

         13 Engineered Support Systems, Inc. Annual Report for the year ended October 31, 2000 (the Annual Report). Except for the portions incorporated herein by reference as evidenced in the Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission and is not deemed filed as part of this 10-K

         21    Subsidiary of Registrant (1)

         23    Consent of PricewaterhouseCoopers LLP, Independent Accountants

         99    Valuation and Qualifying Accounts (Schedule II)

[FN]
              (1) This information is incorporated herein by reference from Form S-1 Registration Statement filed on July 10, 1985, registration number 2-98909 as amended on August 13, 1985 and August 21, 1985.

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

              (7) This information is incorporated herein by reference from Form S-8 registration statement, effective May 23, 1997, registration number 333-27695.

              (8) This information is incorporated herein by reference from Form 10-K Annual Report filed on January 27, 1996.

              (9) This information is incorporated herein by reference from Form 8-K/A filed on December 14, 1999.

              (10) This information is incorporated by reference from Form S-8 registration statement, effective September 1, 2000, registration number 333-45022.

              (11) This information is incorporated by reference from Form S-8 registration statement, effective September 1, 2000, registration number 333-45020.

(b) During the fourth quarter of 2000, the Company filed no reports on Form 8-K.

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

                                       ENGINEERED SUPPORT SYSTEMS, INC.

Dated:  January 17, 2001               By: /s/ Gary C. Gerhardt
        ----------------               ----------------------------------------
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

            SIGNATURE                             TITLE                       DATE
            ---------                             -----                       ----

  /s/  Michael F. Shanahan, Sr.      Chairman of the Board              January 17, 2001
---------------------------------    of Directors and                   ----------------
       MICHAEL F. SHANAHAN, SR.      Chief Executive Officer

  /s/  Gary C. Gerhardt              Vice Chairman-Administration and   January 17, 2001
---------------------------------    Chief Financial Officer            ----------------
       GARY C. GERHARDT

                                 SIGNATURES
                                 ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                            DIRECTORS
                                                            ---------

  /s/ Michael F. Shanahan, Sr.             January 17, 2001               /s/ Thomas J. Guilfoil               January 17, 2001
--------------------------------          ------------------         --------------------------------         ------------------
    MICHAEL F. SHANAHAN, SR.                                                THOMAS J. GUILFOIL

     /s/ Gerald A. Potthoff                January 17, 2001                  /s/ S. Lee Kling                  January 17, 2001
--------------------------------          ------------------         --------------------------------         ------------------
       GERALD A. POTTHOFF                                                      S. LEE KLING

      /s/ Gary C. Gerhardt                 January 17, 2001                /s/ Kenneth E. Lewi                 January 17, 2001
--------------------------------          ------------------         --------------------------------         ------------------
        GARY C. GERHARDT                                                     KENNETH E. LEWI

     /s/ William H.T. Bush                 January 17, 2001                /s/ Crosbie E. Saint                January 17, 2001
--------------------------------          ------------------         --------------------------------         ------------------
       WILLIAM H.T. BUSH                                                    CROSBIE E. SAINT

     /s/ Michael P.C. Carns                January 17, 2001            /s/ Michael F. Shanahan, Jr.            January 17, 2001
--------------------------------          ------------------         --------------------------------         ------------------
       MICHAEL P.C. CARNS                                                MICHAEL F. SHANAHAN, JR.

      /s/ George E. Friel                  January 17, 2001                  /s/ Earl W. Wims                  January 17, 2001
--------------------------------          ------------------         --------------------------------         ------------------
        GEORGE E. FRIEL                                                       EARL W. WIMS

                      ENGINEERED SUPPORT SYSTEMS, INC.

                                EXHIBIT INDEX
                                                                        Page No.
                                                                        --------
11.    Statement Re:  Computation of Earnings Per Share

13. Engineered Support Systems, Inc. Annual Report for year ended October 31, 2000 (the Annual Report). Except for the portions incorporated herein by reference as evidenced in the Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission and is not deemed filed as part of this Form 10-K.

23.    Consent of PricewaterhouseCoopers LLP, Independent Accountants

99.    Valuation and Qualifying Accounts (Schedule II)