Form 10-Q
period 2001-01-31
ENGINEERED SUPPORT SYSTEMS INC
filed 2001-03-16
CIK 772891

                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC 20549

                                FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d)

                    of the Securities Exchange Act of 1934

For the three months ended January 31, 2001      Commission file number 0-13880

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

     The number of shares of the Registrant's common stock, $.01 par value, outstanding at February 28, 2001 was 7,370,441.

                            ENGINEERED SUPPORT SYSTEMS, INC.

                                          INDEX

                                                                                          Page
                                                                                          ----
Part I - Financial Information

   Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets as of January 31, 2001 and
      October 31, 2000                                                                      3

      Condensed Consolidated Statements of Income for the three months
      ended January 31, 2001 and 2000                                                       4

      Condensed Consolidated Statements of Cash Flows for the three
      months ended January 31, 2001 and 2000                                                5

      Notes to Condensed Consolidated Financial Statements                                  6

   Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                               10

Part II - Other Information

   Items 1-6                                                                               13

Signatures                                                                                 14

Exhibits                                                                                   15

                            ENGINEERED SUPPORT SYSTEMS, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share amounts)

                                                                      January 31    October 31
                                                                         2001           2000
                                                                      -----------   -----------
                                                                      (UNAUDITED)
                  ASSETS

Current Assets
     Cash and cash equivalents                                        $     6,232   $       719
     Accounts receivable                                                   29,087        33,964
     Contracts in process and inventories                                  59,200        57,465
     Other current assets                                                  10,418        10,727
                                                                      -----------   -----------
          Total Current Assets                                            104,937       102,875

Property, plant and equipment, less accumulated
     depreciation of $24,075 and $22,432                                   55,927        56,883
Goodwill, less accumulated
     amortization of $6,411 and $5,649                                     73,815        74,577
Other assets                                                                3,972         4,017
                                                                      -----------   -----------
          Total Assets                                                $   238,651   $   238,352
                                                                      ===========   ===========



     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Notes payable                                                    $    24,000   $    16,300
     Current maturities of long-term debt                                  18,038        17,038
     Accounts payable                                                      19,955        26,826
     Other current liabilities                                             24,721        25,654
                                                                      -----------   -----------
          Total Current Liabilities                                        86,714        85,818

Long-term debt                                                             57,778        63,028
Other liabilities                                                          11,043        10,575
ESOP guaranteed bank loan                                                                   431

Shareholders' Equity
     Common stock, par value $.01 per share; 10,000
        shares authorized; 8,356 and 8,298 shares issued                       84            83
     Additional paid-in capital                                            50,291        49,365
     Retained earnings                                                     47,279        43,571
     Accumulated other comprehensive loss                                    (468)
                                                                      -----------   -----------
                                                                           97,186        93,019
     Less ESOP guaranteed bank loan                                                         431
     Less treasury stock at cost, 1,037 and 1,042 shares                   14,070        14,088
                                                                      -----------   -----------
                                                                           83,116        78,500
                                                                      -----------   -----------
          Total Liabilities and Shareholders' Equity                  $   238,651   $   238,352
                                                                      ===========   ===========


See notes to condensed consolidated financial statements.

                            ENGINEERED SUPPORT SYSTEMS, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except per share amounts)
                                       (UNAUDITED)

                                                                           Three Months Ended
                                                                               January 31
                                                                        -----------------------
                                                                           2001          2000
                                                                        ---------     ---------
Net revenues                                                            $  91,101     $  86,526

Cost of revenues                                                           73,131        70,467
                                                                        ---------     ---------

Gross profit                                                               17,970        16,059

Selling, general and administrative
     expense                                                                9,588         9,310
                                                                        ---------     ---------

Income from operations                                                      8,382         6,749

Interest expense                                                           (2,071)       (2,470)

Interest income                                                                93            11

Loss on sale of assets                                                         (3)
                                                                        ---------     ---------

Income before income taxes                                                  6,401         4,290

Income tax provision                                                        2,560         1,716
                                                                        ---------     ---------

Net income                                                              $   3,841     $   2,574
                                                                        =========     =========

Basic earnings per share (1)                                            $    0.42     $    0.30
                                                                        =========     =========

Diluted earnings per share (1)                                          $    0.40     $    0.29
                                                                        =========     =========



See notes to condensed consolidated financial statements.

(1) All earnings per share computations have been restated to reflect a five-for-four stock split effected by the Company on March 16, 2001 as described in Note F.

                            ENGINEERED SUPPORT SYSTEMS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                       (UNAUDITED)

                                                                          Three Months Ended
                                                                              January 31
                                                                       ------------------------
                                                                          2001           2000
                                                                       ----------    ----------
From operating activities:
     Net income                                                        $    3,841    $    2,574
     Depreciation and amortization                                          2,632         2,610
     Loss on sale of assets                                                     3
                                                                       ----------    ----------
          Cash provided before changes in operating
               assets and liabilities                                       6,476         5,184

     Net decrease in non-cash current assets                                3,451           134
     Net increase (decrease) in non-cash current liabilities               (7,804)       (8,174)
     (Increase) decrease in other assets                                      (51)        1,065
                                                                       ----------    ----------

          Net cash provided by (used in) operating activities               2,072        (1,791)
                                                                       ----------    ----------

From investing activities:
     Additions to property, plant and equipment                              (717)         (592)
     Proceeds from sale of property, plant and equipment                        2
                                                                       ----------    ----------

          Net cash provided by (used in) investing activities                (715)         (592)
                                                                       ----------    ----------

From financing activities:
     Net borrowings under line-of-credit agreement                          7,700         4,800
     Payments of long-term debt                                            (4,250)       (2,509)
     Exercise of stock options                                                837            84
     Cash dividends                                                          (131)         (124)
                                                                       ----------    ----------

          Net cash provided by financing activities                         4,156         2,251
                                                                       ----------    ----------

Net increase (decrease) in cash and cash equivalents                        5,513          (132)

Cash and cash equivalents at beginning of period                              719           310
                                                                       ----------    ----------

Cash and cash equivalents at end of period                             $    6,232    $      178
                                                                       ==========    ==========


See notes to condensed consolidated financial statements.

                   ENGINEERED SUPPORT SYSTEMS, INC.
                   NOTES TO CONDENSED CONSOLIDATED
                   FINANCIAL STATEMENTS (UNAUDITED)
                (in thousands, except per share data)
                           JANUARY 31, 2001

NOTE A - BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended October 31, 2000.

NOTE B - EARNINGS PER SHARE

   Average diluted common shares outstanding include common stock equivalents, which represent common stock options as computed based on the treasury stock method. Average basic and diluted common shares outstanding have been restated to reflect the five-for-four stock split described in Note F.

   Basic earnings per share for the three months ended January 31, 2001 and 2000 is based on average basic common shares outstanding of 9,101 and 8,660, respectively. Diluted earnings per share for the three months ended January 31, 2001 and 2000 is based on average diluted common shares outstanding of 9,604 and 8,848, respectively.


NOTE C - CONTRACTS IN PROCESS AND INVENTORIES

   Contracts in process and inventories of certain of the Company's operating subsidiaries (Systems & Electronics Inc., Engineered Air Systems, Inc., Keco Industries, Inc. and Engineered Electric Company) represent accumulated contract costs, estimated earnings thereon based upon the percentage of completion method and contract inventories reduced by the contract value of delivered items. Inventories of all other operating subsidiaries (Engineered Specialty Plastics, Inc. and Engineered Coil Company) are valued at the lower of cost or market using the first-in, first-out method. Contracts in process and inventories are comprised of the following:

                                                  January 31, 2001    October 31, 2000
                                                  ----------------    ----------------
Raw materials                                        $    5,423          $    5,644
Work-in-process                                           1,287                 324
Finished goods                                            3,067               2,518
Inventories substantially applicable to
   government contracts in process, less
   progress payments of $55,623 and
   $51,384                                               49,423              48,979
                                                  ----------------    ----------------
                                                     $   59,200          $   57,465
                                                  ================    ================


NOTE D - ADOPTION OF SFAS 133

   On November 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138. The effect of adopting SFAS 133 was immaterial based on the fair value of the Company's derivative instruments at the date of adoption.

   In accordance with SFAS 133, derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of a derivative instrument designated as "fair value" hedges, along with the corresponding change in fair value of the hedged asset or liability, are recorded in current-period earnings. Changes in the fair value of derivative instruments designated as "cash flow" hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Other comprehensive income is relieved when current earnings are effected by the variability of cash flows.

   The Company formally documents the relationship between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking its hedging activities. The Company formally designates derivatives as hedging instruments on the date the derivative contract is entered into. This process includes linking derivative instruments designated as hedges to specific assets, liabilities or firm commitments, or to specific forecasted transactions. The Company assesses, both at inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively.

   During the period ended January 31, 2001, the Company's derivative contracts consisted only of interest rate swaps used by the Company to convert a portion of its variable rate long-term debt to fixed rates. At January 31, 2001, the Company recorded a liability of approximately $780 related to the fair value of those interest rate swap agreements, which are designated as and considered highly effective cash flow hedges of the Company's forecasted variable rate interest payments. The entire corresponding loss was recorded in accumulated other comprehensive income (equity), net of income tax effects. The Company does not expect to reclassify any of this loss to current earnings during the next twelve months.

NOTE E - SEGMENT INFORMATION

   The Company operates in four segments: heavy military support equipment, electronics and automation systems, light military support equipment, and plastic products. Intersegment revenues for the three months ended January 31, 2001 and 2000, respectively were not significant. Total assets by segment as disclosed in the Company's annual report for the year ended October 31, 2000 have not changed materially since that date. In addition, there have been no changes in either the basis of segmentation or the measurement of segment profit since October 31, 2000. Information by segment is as follows:

                                                                          Three Months Ended
                                                                              January 31
                                                                       ------------------------
                                                                          2001           2000
                                                                       ----------    ----------
Net revenues:
     Heavy military support equipment                                  $   29,996    $   31,604

     Light military support equipment                                      35,423        37,641

     Electronics and automation systems                                    20,711        12,339

     Plastic products                                                       4,971         4,942
                                                                       ----------    ----------

                         Total                                         $   91,101    $   86,526
                                                                       ==========    ==========


Income from operations:
     Heavy military support equipment                                  $    3,857    $    2,164

     Light military support equipment                                       3,180         4,088

     Electronics and automation systems                                     1,285           566

     Plastic products                                                          60           (69)
                                                                       ----------    ----------

                                                                            8,382         6,749

Interest expense                                                           (2,071)       (2,470)

Interest income                                                                93            11

Loss on sale of assets                                                         (3)
                                                                       ----------    ----------

Income before income taxes                                             $    6,401    $    4,290
                                                                       ==========    ==========

NOTE F - STOCK SPLIT

   On March 16, 2001, the Company effected a five-for-four stock split in the form of a stock dividend. All earnings per share amounts in this Form 10-Q have been restated to reflect this stock split.

                   ENGINEERED SUPPORT SYSTEMS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Net Revenues. Consolidated net revenues increased $4.6 million, or 5.3%, in the first quarter of 2001 to $91.1 million from $86.5 million in the first quarter of 2000. Net revenues from the heavy military support equipment segment decreased by $1.6 million in the first quarter of 2001 to $30.0 million as compared to $31.6 million in the first quarter of 2000. Net revenues from the light military support equipment segment decreased by $2.2 million in the first quarter of 2001 to $35.4 million as compared to $37.6 million in the first quarter of 2000 as a result of a shift in contract mix. Net revenues from the electronics and automation segment increased $8.4 million in the first quarter of 2001 to $20.7 million as compared to $12.3 million in the first quarter of 2000, as a result of additional work on several major programs including the HPOC and Striker contracts. Net revenues for the plastic products segment in the first quarter of 2001 approximated those achieved in the first quarter of 2000.

   Gross Profit. Consolidated gross profit for the first quarter of 2001 increased 11.9% to $18.0 million (19.7% of consolidated net revenues) from $16.1 million (18.6% of consolidated net revenues) in the first quarter of 2000. Gross profit for the heavy military support equipment segment increased to $7.0 million (23.4% of segment revenues) from $6.3 million (20.0% of segment net revenues) in the first quarter of 2001 due to improving margins on existing contracts. Gross profit for the light military support equipment segment decreased to $6.9 million (19.4% of segment net revenues) from $7.0 million (18.7% of segment net revenues) for the first quarter of 2001. Gross profit for the electronics and automation systems segment increased to $3.5 million (16.8% of segment net revenues) from $2.1 million (17.0% of segment net revenues) as a result of increased net revenues. Gross profit for the plastic products segment was $0.6 million (11.9% of segment revenues) in the first quarter of 2001 compared to $0.6 million (12.6% of segment net revenues) in the prior year.

   Selling, General and Administrative Expense. Consolidated selling, general and administrative expenses increased by $0.3 million, or 3.0%, to $9.6 million (10.5% of consolidated net revenues) in the first quarter of 2001 from $9.3 million (10.8% of consolidated net revenues) in the first quarter of 2000. Selling, general and administrative expense for the heavy military support equipment segment decreased to $3.2 million in the first quarter of 2001 from $4.1 million in the first quarter of 2000. Selling, general and administrative expense for the light military support equipment segment increased to $3.7 million in the first quarter of 2001 from $2.9 million in the first quarter of 2000. Selling, general and administrative expense for the electronics and automation segment increased to $2.2 million in the first quarter of 2001 from $1.5 million in the first quarter of 2000. Selling, general and administrative expense for the plastic products segment decreased to $0.5 million in the first quarter of 2001 from $0.7 million in the first quarter of 2000.

   Income from Operations. Consolidated income from operations increased 24.2% to $8.4 million in the first quarter of 2001 from $6.7 million in the first quarter of 2000. Income from operations for the heavy military support equipment segment increased to $3.9 million in the first quarter of 2001 from $2.2 million in the prior year as a result of higher segment gross margins coupled with lower segment operating costs. Income from operations for the light military support equipment segment decreased to $3.2 million in the first quarter of 2001 from $4.1 million in the first quarter of 2000 as a result of the decrease in segment net revenues and higher operating costs. Income from operations for the electronics and automation systems segment increased to $1.3 million in the first quarter of 2001 from $0.6 million in the first quarter of 2000 as a result of significantly higher segment net revenues. Income from operations for the plastic products segment was $0.1 million in the first quarter of 2001 compared to $(0.1) million in the first quarter of 2000.

   Interest Expense and Interest Income. Net interest expense decreased $0.5 million to $2.0 million in the first quarter of 2001 compared to $2.5 million in the first quarter of 2000, primarily as a result of lower borrowings on the Company's revolving and term debt facilities as compared to the prior year.

   Income Tax Provision. The effective income tax rate was 40.0% for the quarters ended January 31, 2001 and 2000.

   Net Income. As a result, net income of the Company increased by 49.2% to $3.8 million (4.2% of net revenues) for the quarter ended January 31, 2001 from $2.6 million (3.0% of net revenues) for the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

   In conjunction with the acquisition of SEI in September 1999, the Company entered into a new credit agreement to provide a $90.0 million term loan and a $55.0 million revolving credit facility. The Company's primary sources of short-term financing are from cost reimbursements under contracts with the U.S. government via receipt of progress payments and billings for delivered products, as well as from borrowings under the revolving line of credit. As of January 31, 2001, the Company had $24.0 million outstanding against the revolving line of credit, remaining availability under the line of credit of $23.0 million, and a cash balance of $6.2 million.

   On November 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138. The effect of adopting SFAS 133 was immaterial based on the fair value of the Company's derivative instruments at the date of adoption.

   During the period ended January 31, 2001, the Company's derivative contracts consisted only of interest rate swaps used by the Company to convert a portion of its variable rate long-term debt to fixed rates. At January 31, 2001, the Company recorded a liability of approximately $780 related to the fair value of those interest rate swap agreements, which are designated as and considered highly effective cash flow hedges of the Company's forecasted variable rate interest payments. The entire corresponding loss was recorded in accumulated other comprehensive income (equity), net of income tax effects. The Company does not expect to reclassify any of the loss to current earnings during the next twelve months.

   At January 31, 2001, the Company's working capital and ratio of current assets to current liabilities were $18.2 million and 1.21 to 1 as compared with $17.1 million and 1.20 to 1 at October 31, 2000. The Company generated $2.1 million in the first quarter of 2001 and used $1.8 million in the first quarter of 2000 in cash flow from operations. Investment in property, plant and equipment totaled $0.7 million and $0.6 million for the first quarters of 2001 and 2000, respectively. The Company anticipates that capital expenditures in 2001 should not exceed $6.0 million. Management believes that cash flow generated from operations, together with the available line of credit, will provide the necessary resources to meet the needs of the Company in the foreseeable future.

BUSINESS AND MARKET CONSIDERATIONS

   Approximately 89% of consolidated net revenues for the three months ended January 31, 2001 were directly or indirectly derived from defense orders by the U.S. government and its agencies. As of January 31, 2001, the Company's funded backlog of orders totaled $405.2 million, with related customer options on these orders of an additional $545.9 million.

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

         (b) No reports on Form 8-K were filed during the three months ended January 31, 2001.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    ENGINEERED SUPPORT SYSTEMS, INC.

Date:  March 16, 2001               By:      Michael F. Shanahan Sr.
     ------------------------          -------------------------------------
                                             Michael F. Shanahan Sr.
                                           Chairman of the Board and
                                            Chief Executive Officer


Date:  March 16, 2001               By:          Gary C. Gerhardt
     ------------------------          -------------------------------------
                                                 Gary C. Gerhardt
                                          Vice Chairman - Administration
                                           and Chief Financial Officer