Form 10-Q
period 2001-04-30
ENGINEERED SUPPORT SYSTEMS INC
filed 2001-06-13
CIK 772891

                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC 20549

                               FORM 10-Q

              Quarterly Report under Section 13 or 15 (d)

                 of the Securities Exchange Act of 1934

For the six months ended April 30, 2001     Commission file number 0-13880

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

     The number of shares of the Registrant's common stock, $.01 par value, outstanding at May 31, 2001 was 9,314,271.

                            ENGINEERED SUPPORT SYSTEMS, INC.

                                        INDEX


                                                                                      Page
                                                                                      ----
Part I - Financial Information

   Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets as of April 30, 2001 and
      October 31, 2000                                                                   3

      Condensed Consolidated Statements of Income for the three and six months
      ended April 30, 2001 and 2000                                                      4

      Condensed Consolidated Statements of Cash Flows for the six
      months ended April 30, 2001 and 2000                                               5

      Notes to Condensed Consolidated Financial Statements                               6

   Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                              9

Part II - Other Information

   Items 1-6                                                                            13

Signatures                                                                              14

Exhibits                                                                                15

                               ENGINEERED SUPPORT SYSTEMS, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands, except per share amounts)


                                                                     April 30          October 31
                                                                       2001               2000
                                                                 -------------       -------------
                                                                   (Unaudited)
                          ASSETS

Current Assets
     Cash and cash equivalents                                   $       2,036       $         719
     Accounts receivable                                                31,207              33,964
     Contracts in process and inventories                               57,229              57,465
     Other current assets                                                8,873              10,727
                                                                 -------------       -------------
          Total Current Assets                                          99,345             102,875

Property, plant and equipment, less accumulated
     depreciation of $25,724 and $22,432                                54,729              56,883
Goodwill, less accumulated
     amortization of $6,411 and $5,649                                  73,020              74,577
Other assets                                                             3,697               4,017
                                                                 -------------       -------------
          Total Assets                                           $     230,791       $     238,352
                                                                 =============       =============



             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Notes payable                                               $      13,000       $      16,300
     Current maturities of long-term debt                               19,038              17,038
     Accounts payable                                                   19,214              26,826
     Other current liabilities                                          27,297              25,654
                                                                 -------------       -------------
          Total Current Liabilities                                     78,549              85,818

Long-term debt                                                          52,519              63,028
Other liabilities                                                       10,732              10,575
ESOP guaranteed bank loan                                                                      431

Shareholders' Equity
     Common stock, par value $.01 per share; 30,000
        shares authorized; 10,283 and 8,298 shares issued                  103                  83
     Additional paid-in capital                                         51,939              49,365
     Retained earnings                                                  51,700              43,571
     Accumulated other comprehensive loss                                 (616)
                                                                 -------------       -------------
                                                                       103,126              93,019
     Less ESOP guaranteed bank loan                                                            431
     Less treasury stock at cost, 1,033 and 1,042 shares                14,135              14,088
                                                                 -------------       -------------
                                                                        88,991              78,500
                                                                 -------------       -------------
          Total Liabilities and Shareholders' Equity             $     230,791       $     238,352
                                                                 =============       =============

See notes to condensed consolidated financial statements.

                                           ENGINEERED SUPPORT SYSTEMS, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                       (in thousands, except per share amounts)
                                                     (UNAUDITED)

                                                               Three Months Ended                   Six Months Ended
                                                                    April 30                            April 30
                                                         ------------------------------      -----------------------------
                                                             2001              2000              2001             2000
                                                         ------------     -------------      ------------     ------------
Net revenues                                             $    100,059     $      86,015      $    191,160     $    172,542

Cost of revenues                                               80,646            69,941           153,777          140,409
                                                         ------------     -------------      ------------     ------------

Gross profit                                                   19,413            16,074            37,383           32,133

Selling, general and administrative
     expense                                                   10,338             9,577            19,926           18,896
                                                         ------------     -------------      ------------     ------------

Income from operations                                          9,075             6,497            17,457           13,237

Interest expense                                               (1,702)           (2,316)           (3,773)          (4,787)

Interest income                                                    32                49               125               70

Gain (loss) on sale of assets                                       2                51                (1)              51
                                                         ------------     -------------      ------------     ------------

Income before income taxes                                      7,407             4,281            13,808            8,571

Income tax provision                                            2,963             1,711             5,523            3,427
                                                         ------------     -------------      ------------     ------------

Net income                                               $      4,444     $       2,570      $      8,285     $      5,144
                                                         ============     =============      ============     ============

Basic earnings per share (1)                             $       0.48     $        0.29      $       0.90     $       0.59
                                                         ============     =============      ============     ============

Diluted earnings per share (1)                           $       0.45     $        0.29      $       0.85     $       0.58
                                                         ============     =============      ============     ============


See notes to condensed consolidated financial statements.

(1) All earnings per share computations have been restated to reflect a five-for-four stock split effected by the Company on March 16, 2001.

                                  ENGINEERED SUPPORT SYSTEMS, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)
                                           (UNAUDITED)

                                                                                  Six Months Ended
                                                                                      April 30
                                                                            ----------------------------
                                                                                2001             2000
                                                                            -----------      -----------
From operating activities:
     Net income                                                             $     8,285      $     5,144
     Depreciation and amortization                                                5,281            5,242
     (Gain) loss on sale of assets                                                    1              (51)
                                                                            -----------      -----------
          Cash provided (used) before changes in operating
               assets and liabilities                                            13,567           10,335

     Net (increase) decrease in non-cash current assets                           4,847            8,068
     Net increase (decrease) in non-cash current liabilities                     (5,969)          (9,839)
     (Increase) decrease in other assets                                           (302)           1,107
                                                                            -----------      -----------

          Net cash provided by (used in) operating activities                    12,143            9,671
                                                                            -----------      -----------

From investing activities:
     Additions to property, plant and equipment                                  (1,170)          (1,458)
     Proceeds from sale of property, plant and equipment                              4               51
                                                                            -----------      -----------

          Net cash provided by (used in) investing activities                    (1,166)          (1,407)
                                                                            -----------      -----------

From financing activities:
     Net borrowings (payments) under line-of-credit
          agreement                                                              (3,300)           1,100
     Payments of long-term debt                                                  (8,509)          (5,019)
     Purchase of treasury stock                                                     (92)
     Exercise of stock options                                                    2,395              116
     Cash dividends                                                                (154)            (124)
                                                                            -----------      -----------

          Net cash provided by (used in) financing activities                    (9,660)          (3,927)
                                                                            -----------      -----------

Net increase (decrease) in cash and cash equivalents                              1,317            4,337

Cash and cash equivalents at beginning of period                                    719              310
                                                                            -----------      -----------

Cash and cash equivalents at end of period                                  $     2,036      $     4,647
                                                                            ===========      ===========

See notes to condensed consolidated financial statements.

                  ENGINEERED SUPPORT SYSTEMS, INC.
                  NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS (UNAUDITED)
              (in thousands, except per share amounts)
                           APRIL 30, 2001

NOTE A - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE B - EARNINGS PER SHARE

     Average diluted common shares outstanding include common stock equivalents, which represent common stock options as computed based on the treasury stock method. Average basic and diluted common shares outstanding have been restated to reflect a five-for-four stock split effected by the Company on March 16, 2001 in the form of a stock dividend.

     Basic earnings per share for the three months ended April 30, 2001 and 2000 is based on average basic common shares outstanding of 9,220 and 8,730, respectively. Diluted earnings per share for the three months ended April 30, 2001 and 2000 is based on average diluted common shares outstanding of 9,866 and 8,951, respectively.

     Basic earnings per share for the six months ended April 30, 2001 and 2000 is based on average basic common shares outstanding of 9,160 and 8,692, respectively. Diluted earnings per share for the six months ended April 30, 2001 and 2000 is based on average diluted common shares outstanding of 9,733 and 8,896, respectively.

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

                                                         April 30, 2001    October 31, 2000
                                                         --------------    ----------------
Raw materials                                             $     5,977        $     5,644
Work-in-process                                                 1,607                324
Finished goods                                                  2,611              2,518
Inventories substantially applicable to
   government contracts in process, less
   progress payments of $63,846 and
   $51,384                                                     47,034             48,979
                                                          -----------        -----------
                                                          $    57,229        $    57,465
                                                          ===========        ===========

NOTE D - ADOPTION OF SFAS 133

     On November 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS
138. The effect of adopting SFAS 133 was immaterial based on the fair value of the Company's derivative instruments at the date of adoption.

     In accordance with SFAS 133, derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of a derivative instrument designated as "fair value" hedges, along with the corresponding change in fair value of the hedged asset or liability, are recorded in current period earnings. Changes in the fair value of derivative instruments designated as "cash flow" hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current period earnings. Other comprehensive income is relieved when current earnings are effected by the variability of cash flows.

     The Company formally documents the relationship between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking its hedging activities. The Company formally designates derivatives as hedging instruments on the date the derivative contract is entered into. This process includes linking derivative instruments designated as hedges to specific assets, liabilities or firm commitments, or to specific forecasted transactions. The Company evaluates, both at inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively.

     During the period ended April 30, 2001, the Company's derivative contracts consisted only of interest rate swaps used by the Company to convert a portion of its variable rate long-term debt to fixed rates.
At April 30, 2001, the Company recorded a liability of $1,026 ($616 after income tax effects) related to the fair value of those interest rate swap agreements which are designated as and considered highly effective cash flow hedges of the Company's forecasted variable rate interest payments. The entire corresponding loss was recorded in accumulated other comprehensive income (equity), net of income tax effects. The Company does not expect to reclassify any of this loss to current earnings during the next twelve months.



NOTE E - SEGMENT INFORMATION

     The Company operates in four segments: light military support equipment, heavy military support equipment, electronics and automation systems, and plastic products. Intersegment revenues for the three and six months ended April 30, 2001 and 2000, respectively, were not significant. Total assets by segment as disclosed in the Company's annual report for the year ended October 31, 2000 have not changed materially since that date. In addition, there have been no changes in either the basis of segmentation or the measurement of segment profit since October 31, 2000. Information by segment is as follows:

                                                               Three Months Ended                   Six Months Ended
                                                                    April 30                            April 30
                                                          -----------------------------       ----------------------------
                                                              2001              2000              2001             2000
                                                          -----------       -----------       -----------      -----------
Net revenues:

     Light military support equipment                     $    39,699       $    43,038       $    75,122      $    80,680

     Heavy military support equipment                          33,659            23,322            63,655           54,926

     Electronics and automation systems                        21,192            13,157            41,903           25,496

     Plastic products                                           5,509             6,498            10,480           11,440
                                                          -----------       -----------       -----------      -----------

                         Total                            $   100,059       $    86,015       $   191,160      $   172,542
                                                          ===========       ===========       ===========      ===========

Income from operations:

     Light military support equipment                     $     4,047       $     4,803       $     7,227      $     8,882

     Heavy military support equipment                           2,983               665             6,840            2,828

     Electronics and automation systems                         1,946             1,063             3,231            1,629

     Plastic products                                              99               (34)              159             (102)
                                                          -----------       -----------       -----------      -----------

                                                                9,075             6,497            17,457           13,237

Interest expense                                               (1,702)           (2,316)           (3,773)          (4,787)

Interest income                                                    32                49               125               70

Gain (loss) on sale of assets                                       2                51                (1)              51
                                                          -----------       -----------       -----------      -----------

Income before income taxes                                $     7,407       $     4,281       $    13,808      $     8,571
                                                          ===========       ===========       ===========      ===========

                  ENGINEERED SUPPORT SYSTEMS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Revenues. Consolidated net revenues increased $14.1 million, or 16.3%, in the second quarter of 2001 to $100.1 million from $86.0 million in the second quarter of 2000. For the six months ended April 30, 2001 consolidated net revenues were $191.2 million compared to $172.5 million for the first half of 2000, representing an increase of 10.8%. Net revenues from the light military support equipment segment decreased by $3.3 million in the second quarter of 2001 to $39.7 million as compared to $43.0 million in the second quarter of 2000. Net revenues for the light military support segment decreased $5.6 million for the six months ended April 30, 2001 to $75.1 million from $80.7 million for the first half of 2001. Net revenues from the heavy military support equipment segment increased by $10.4 million in the second quarter of 2001 to $33.7 million as compared to $23.3 million in the second quarter of 2000. Net revenues for this segment increased by $8.8 million for the six months ended April 30, 2001 to $63.7 million from $54.9 million for the first half of 2000. The increase in revenues is partly due to the impact of the work stoppage that occurred at this segment's manufacturing facilities in the second quarter of the prior year. As a result, segment revenues were negatively impacted by between $6.0 to $7.0 million. Net revenues from the electronics and automation segment increased $8.0 million in the second quarter of 2001 to $21.2 million as compared to $13.2 million in the second quarter of 2000 and increased $16.4 million for the six months ended April 30, 2001 to $41.9 million from $25.5 million. This increase was due to additional work performed on several major programs during the period. Net revenues for the plastic products segment decreased $1.0 million in the second quarter of 2001 to $5.5 million as compared to $6.5 million for the second quarter of 2000 and decreased $0.9 million for the six months ended April 30, 2001 to $10.5 million from $11.4 million.

     Gross Profit. Consolidated gross profit for the second quarter of 2001 increased 20.8% to $19.4 million (19.4% of consolidated net revenues) from $16.1 million (18.7% of consolidated net revenues) in the second quarter of 2000. For the six months ended April 30, 2001 consolidated gross profit increased 16.3% to $37.4 million (19.6% of consolidated net revenues) from $32.1 million (18.6% of consolidated net revenues) in the first half of 2000. Gross profit for the light military support equipment segment increased to $7.9 million (19.8% of segment net revenues) from $7.6 million (17.7% of segment net revenues) for the second quarter of 2000. For the six months ended April 30, 2001, gross profit for the light military segment was $14.7 million (19.6% of segment net revenues) compared to $14.7 million (18.2% of segment net revenues) for the first half of 2000. Gross profit for the heavy military segment increased to $6.6 million (19.6% of segment revenues) from $4.6 million (19.5% of segment net revenues) in the second quarter of 2000, and for the six months ended April 30, 2001 gross profit increased to $13.6 million (21.4% of segment revenues) from $10.9 million (19.8% of segment revenues) in the first half of 2000. These increases coincide with the increase in net revenues for the same period as a result of the work stoppage previously mentioned. Gross profit for the electronics and automation systems segment increased to $4.2 million (19.8% of segment net revenues) from $3.2 million (24.5% of segment net revenues). For the six months ended April 30,

2001, gross profit for the electronics and automation segment increased to $7.7 million (18.3% of segment net revenues) from $5.3 million (20.9% of segment net revenues). These increases are a result of the increase in segment revenues for the period. Gross profit for the plastic products segment was $0.7 million (13.2% of segment revenues) in the second quarter of 2001 compared to $0.7 million (10.2% of segment net revenues). For the six months ended April 30, 2001, gross profit for the plastic product segment was $1.3 million (12.6% of segment revenues) compared to $1.3 million (11.2% of segment net revenues) for the same period in 2000.

     Selling, General and Administrative Expense. Consolidated selling, general and administrative expenses increased by $0.7 million, or 7.9%, to $10.3 million (10.3% of consolidated net revenues) in the second quarter of 2001 from $9.6 million (11.1% of consolidated net revenues) in the second quarter of 2000. For the first half of 2001, consolidated selling, general and administrative expense increased by $1.0 million, or 5.5%, to $19.9 million (10.4% of consolidated net revenues) from $18.9 million (11.0% of consolidated net revenues) for the first six months of 2000.

     Income from Operations. Consolidated income from operations increased by $2.6 million, or 39.7%, to $9.1 million in the second quarter of 2001 from $6.5 million in the second quarter of 2000. For the first half of 2001, consolidated income from operations increased by $4.3 million, or 31.9% to $17.5 million from $13.2 million for the same period in 2000. Income from operations for the light military support equipment segment decreased to $4.0 million in the second quarter of 2001 from $4.8 million in the second quarter of 2000, and decreased to $7.2 million for the first six months of 2001 from $8.9 million for the first half of 2000. The decrease is a result of the decreased segment net revenues and higher operating costs. Income from operations for the heavy military support equipment segment increased to $3.0 million in the second quarter of 2001 from $0.7 million in the prior year, and increased to $6.8 million for the six months ended April 30, 2001 from $2.8 million for the same period in 2000. These increases are a result of higher segment revenues resulting from the work stoppage in the prior year and lower operating costs for the fiscal 2001 periods. The Company estimates that income from operations for the second quarter of 2000 was reduced by approximately $1.2 to $1.5 million as a result of the stoppage. Income from operations for the electronics and automation systems segment increased to $1.9 million in the second quarter of 2001 from $1.1 million in the second quarter of 2000, and increased to $3.2 million for the first six months of 2001 from $1.6 million for the first half of 2000 as a result of the higher segment net revenues. Income from operations for the plastic products segment was $0.1 million in the second quarter of 2001 compared to breakeven in the second quarter of 2000, and increased to $0.2 million for the first six months of 2001 from a loss of $0.1 million for the same period of 2000.

     Interest Expense and Interest Income. Net interest expense decreased $0.6 million to $1.7 million in the second quarter of 2001 compared to $2.3 million in the second quarter of 2000, and decreased by $1.1 million to $3.6 million in the first six months of 2001 compared to $4.7 million in the prior year as a result of lower borrowings on the Company's revolving and term debt facilities as compared to the prior year and a decrease in interest rates in 2001.

     Income Tax Provision. The effective income tax rate was 40.0% for the quarters ended April 30, 2001 and 2000, and was 40.0% for the six month periods ended April 30, 2001 and 2000.

     Net Income. As a result of the forgoing, net income of the Company increased by 72.9% to $4.4 million (4.4% of net revenues) for the quarter ended April 30, 2001 from $2.6 million (3.0% of net revenues) for the second quarter of 2000. For the first half of 2001, net income increased by 61.1% to $8.3 million (4.3% of net revenues) from $5.1 million (3.0% of net revenues) for the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     In conjunction with the acquisition of SEI in September 1999, the Company entered into a new credit agreement to provide a $90.0 million term loan and a $55.0 million revolving credit facility. The Company's primary sources of short-term financing are from cost reimbursements under contracts with the U.S. government via receipt of progress payments, billings for delivered products and borrowings under the revolving line of credit. As of April 30, 2001, the Company had $13.0 million outstanding against the revolving line of credit, remaining availability under the line of credit of $35.4 million, and a cash balance of $2.0 million.

     On November 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS
138. The effect of adopting SFAS 133 was immaterial based on the fair value of the Company's derivative instruments at the date of adoption.

     During the period ended April 30, 2001, the Company's derivative contracts consisted only of interest rate swaps used by the Company to convert a portion of its variable rate long-term debt to fixed rates.
At April 30, 2001, the Company recorded a liability of approximately $1.0 million related to the fair value of those interest rate swap agreements, which are designated as and considered highly effective cash flow hedges of the Company's forecasted variable rate interest payments. The entire corresponding loss was recorded in accumulated other comprehensive income (equity), net of income tax effects. The Company does not expect to reclassify any of the loss to current earnings during the next twelve months.

     At April 30, 2001, the Company's working capital and ratio of current assets to current liabilities were $20.8 million and 1.26 to 1 as compared with $17.1 million and 1.20 to 1 at October 31, 2000. The Company generated cash flow from operations of $12.1 million in the six months ended April 30, 2001 as compared to $9.7 million in the first half of 2000. Investment in property, plant and equipment totaled $1.2 million and $1.5 million for the first six months of 2001 and 2000, respectively. The Company anticipates that capital expenditure in 2001 should not exceed $5.0 million. Management believes that cash flow generated from operations, together with the available line of credit, will provide the necessary resources to meet the needs of the Company in the foreseeable future.

BUSINESS AND MARKET CONSIDERATIONS

     Approximately 89% of consolidated net revenues for the six months ended April 30, 2001 were directly or indirectly derived from defense orders by the U.S. government and its agencies. As of April 30, 2001, the Company's funded backlog of orders totaled $364.8 million, with related customer options of an additional $517.5 million.

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

          (b) No reports on Form 8-K were filed during the three months ended April 30, 2001.

     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    ENGINEERED SUPPORT SYSTEMS, INC.


Date: June 14, 2001                 By:   /s/ Michael F. Shanahan Sr.
     --------------------------        ----------------------------------
                                            Michael F. Shanahan Sr.
                                           Chairman of the Board and
                                            Chief Executive Officer


Date: June 14, 2001                 By:       /s/ Gary C. Gerhardt
     --------------------------        ----------------------------------
                                                Gary C. Gerhardt
                                         Vice Chairman - Administration
                                          and Chief Financial Officer