Form 10-Q
period 2001-07-31
ENGINEERED SUPPORT SYSTEMS INC
filed 2001-09-14
CIK 772891

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

                  Quarterly Report under Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the nine months ended July 31, 2001         Commission file number 0-13880

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

         The number of shares of the Registrant's common stock, $.01 par value, outstanding at August 31, 2001 was 9,442,476.

                               ENGINEERED SUPPORT SYSTEMS, INC.

                                             INDEX
                                                                                          Page
                                                                                          ----
Part I - Financial Information

      Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of July 31, 2001 and
         October 31, 2000.................................................................. 3

         Condensed Consolidated Statements of Income for the three and nine months ended July 31, 2001 and 2000...................................................... 4

         Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2001 and 2000............................................... 5

         Notes to Condensed Consolidated Financial Statements.............................. 6

      Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................................. 9

Part II - Other Information

      Items 1-6............................................................................ 13

Signatures................................................................................. 14

Exhibits................................................................................... 15

                            ENGINEERED SUPPORT SYSTEMS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share amounts)


                                                               July 31       October 31
                                                                 2001           2000
                                                              ----------     ----------
                                                             (Unaudited)
                       ASSETS

Current Assets
   Cash and cash equivalents                                  $    2,243     $      719
   Accounts receivable                                            30,279         33,964
   Contracts in process and inventories                           53,261         57,465
   Other current assets                                            8,753         10,727
                                                              ----------     ----------
      Total Current Assets                                        94,536        102,875

Property, plant and equipment, less accumulated
   depreciation of $27,290 and $22,432                            53,451         56,883
Goodwill, less accumulated
   amortization of $8,002 and $5,649                              72,224         74,577
Other assets                                                       3,557          4,017
                                                              ----------     ----------
      Total Assets                                            $  223,768     $  238,352
                                                              ==========     ==========



          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable                                                $            $   16,300
   Current maturities of long-term debt                           20,038         17,038
   Accounts payable                                               20,224         26,826
   Other current liabilities                                      28,450         25,654
                                                              ----------     ----------
      Total Current Liabilities                                   68,712         85,818

Long-term debt                                                    47,260         63,028
Other liabilities                                                 10,615         10,575
ESOP guaranteed bank loan                                                           431

Shareholders' Equity
   Common stock, par value $.01 per share; 30,000
      shares authorized; 10,452 and 8,298 shares issued              105             83
   Additional paid-in capital                                     55,584         49,365
   Retained earnings                                              56,345         43,571
   Accumulated other comprehensive loss                             (718)
                                                              ----------     ----------
                                                                 111,316         93,019
   Less ESOP guaranteed bank loan                                                   431
   Less treasury stock at cost, 1,032 and 1,042 shares            14,135         14,088
                                                              ----------     ----------
                                                                  97,181         78,500
                                                              ----------     ----------
      Total Liabilities and Shareholders' Equity              $  223,768     $  238,352
                                                              ==========     ==========


See notes to condensed consolidated financial statements.


                                      ENGINEERED SUPPORT SYSTEMS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (in thousands, except per share amounts)
                                                 (UNAUDITED)

                                                        Three Months Ended            Nine Months Ended
                                                             July 31                       July 31
                                                    -------------------------     -------------------------
                                                       2001           2000           2001           2000
                                                    ----------     ----------     ----------     ----------
Net revenues                                        $   99,208     $   93,291     $  290,368     $  265,834

Cost of revenues                                        79,495         75,757        233,272        216,166
                                                    ----------     ----------     ----------     ----------

Gross profit                                            19,713         17,534         57,096         49,668

Selling, general and administrative
   expense                                              10,397          9,000         30,323         27,887
                                                    ----------     ----------     ----------     ----------

Income from operations                                   9,316          8,534         26,773         21,781

Interest expense                                        (1,337)        (2,262)        (5,110)        (7,049)

Interest income                                             48             54            173            114

Gain (loss) on sale of assets                               (7)           (50)            (8)             1
                                                    ----------     ----------     ----------     ----------

Income before income taxes                               8,020          6,276         21,828         14,847

Income tax provision                                     3,208          2,512          8,731          5,939
                                                    ----------     ----------     ----------     ----------

Net income                                          $    4,812     $    3,764     $   13,097     $    8,908
                                                    ==========     ==========     ==========     ==========

Basic earnings per share (1)                        $     0.51     $     0.43     $     1.42     $     1.02
                                                    ==========     ==========     ==========     ==========

Diluted earnings per share (1)                      $     0.46     $     0.42     $     1.31     $     0.99
                                                    ==========     ==========     ==========     ==========


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

                                ENGINEERED SUPPORT SYSTEMS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)
                                           (UNAUDITED)

                                                                           Nine Months Ended
                                                                                July 31
                                                                        -----------------------
                                                                          2001           2000
                                                                        --------       --------
From operating activities:
   Net income                                                           $ 13,097       $  8,908
   Depreciation and amortization                                           7,902          7,875
   (Gain) loss on sale of assets                                               8             (1)
                                                                        --------       --------
      Cash provided before changes in operating
         assets and liabilities                                           21,007         16,782

   Net decrease in non-cash current assets                                 9,863         11,848
   Net decrease in non-cash current liabilities                           (3,806)        (9,250)
   (Increase) decrease in other assets                                      (563)         1,202
                                                                        --------       --------

      Net cash provided by operating activities                           26,501         20,582
                                                                        --------       --------

From investing activities:
   Additions to property, plant and equipment                             (1,543)        (2,829)
   Proceeds from sale of property, plant and equipment                        11             89
                                                                        --------       --------

      Net cash used in investing activities                               (1,532)        (2,740)
                                                                        --------       --------

From financing activities:
   Net payments under line-of-credit
      agreement                                                          (16,300)        (8,900)
   Payments of long-term debt                                            (12,770)        (7,528)
   Purchase of treasury stock                                                (92)
   Exercise of stock options                                               6,041            175
   Cash dividends                                                           (324)          (250)
                                                                        --------       --------

      Net cash used in financing activities                              (23,445)       (16,503)
                                                                        --------       --------

Net increase in cash and cash equivalents                                  1,524          1,339

Cash and cash equivalents at beginning of period                             719            310
                                                                        --------       --------

Cash and cash equivalents at end of period                              $  2,243       $  1,649
                                                                        ========       ========


See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC.
                       NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS (UNAUDITED)
                  (in thousands, except per share amounts)
                                JULY 31, 2001

NOTE A - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

         Basic earnings per share for the three months ended July 31, 2001 and 2000 is based on average basic common shares outstanding of 9,360 and 8,746, respectively. Diluted earnings per share for the three months ended July 31, 2001 and 2000 is based on average diluted common shares outstanding of 10,500 and 9,069, respectively.

         Basic earnings per share for the nine months ended July 31, 2001 and 2000 is based on average basic common shares outstanding of 9,226 and 8,710, respectively. Diluted earnings per share for the nine months ended July 31, 2001 and 2000 is based on average diluted common shares outstanding of 9,991 and 8,954, respectively.

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

                                             July 31, 2001   October 31, 2000
                                             -------------   ----------------
Raw materials                                  $    5,743       $    5,644
Work-in-process                                     1,447              324
Finished goods                                      2,170            2,518
Inventories substantially applicable to
   government contracts in process, less
   progress payments of $63,606 and
   $51,384                                         43,901           48,979
                                               ----------       ----------
                                               $   53,261       $   57,465
                                               ==========       ==========

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

         During the period ended July 31, 2001, the Company's derivative contracts consisted only of interest rate swaps used by the Company to convert a portion of its variable rate long-term debt to fixed rates. At July 31, 2001, the Company recorded a liability of $1,197 ($718 after income tax effects) related to the fair value of those interest rate swap agreements which are designated as and considered highly effective cash flow hedges of the Company's forecasted variable rate interest payments. The entire corresponding loss was recorded in accumulated other comprehensive income (equity), net of income tax effects. The Company does not expect to reclassify any of this loss to current earnings during the next twelve months.



NOTE E - SEGMENT INFORMATION

         The Company operates in four segments: light military support equipment, heavy military support equipment, electronics and automation systems, and plastic products. Intersegment revenues for the three and nine months ended July 31, 2001 and 2000, respectively, were not significant. Total assets by segment as disclosed in the Company's annual report for the year ended October 31, 2000 have not changed materially since that date. In addition, there have been no changes in either the basis of segmentation or the measurement of segment profit since October 31, 2000. Information by segment is as follows:

                                                      Three Months Ended            Nine Months Ended
                                                           July 31                       July 31
                                                  -------------------------     -------------------------
                                                     2001           2000           2001           2000
                                                  ----------     ----------     ----------     ----------
Net revenues:


   Light military support equipment               $   38,900     $   41,309     $  114,022     $  121,990

   Heavy military support equipment                   31,762         29,294         95,417         84,221

   Electronics and automation systems                 20,670         16,357         62,573         41,852

   Plastic products                                    7,876          6,331         18,356         17,771
                                                  ----------     ----------     ----------     ----------

      Total                                       $   99,208     $   93,291     $  290,368     $  265,834
                                                  ==========     ==========     ==========     ==========


Income from operations:


   Light military support equipment               $    2,619     $    4,426     $    9,846     $   13,318

   Heavy military support equipment                    3,863          1,924         10,703          4,752

   Electronics and automation systems                  2,591          2,055          5,822          3,684

   Plastic products                                      243            129            402             27
                                                  ----------     ----------     ----------     ----------

                                                       9,316          8,534         26,773         21,781

Interest expense                                      (1,337)        (2,262)        (5,110)        (7,049)

Interest income                                           48             54            173            114

Gain (loss) on sale of assets                             (7)           (50)            (8)             1
                                                  ----------     ----------     ----------     ----------

Income before income taxes                        $    8,020     $    6,276     $   21,828     $   14,847
                                                  ==========     ==========     ==========     ==========

                      ENGINEERED SUPPORT SYSTEMS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net Revenues. Consolidated net revenues increased $5.9 million, or 6.3%, in the third quarter of 2001 to $99.2 million from $93.3 million in the third quarter of 2000. For the nine months ended July 31, 2001 consolidated net revenues were $290.4 million compared to $265.8 million for the first nine months of 2000, representing an increase of 9.2%. Net revenues from the light military support equipment segment decreased by $2.4 million in the third quarter of 2001 to $38.9 million as compared to $41.3 million in the third quarter of 2000. Net revenues for the light military support segment decreased $8.0 million for the nine months ended July 31, 2001 to $114.0 million from $122.0 million for the first nine months of 2001. The decline in light military support equipment net revenues related to the completion of certain long-term contracts during the current year. Net revenues from the heavy military support equipment segment increased by $2.5 million in the third quarter of 2001 to $31.8 million as compared to $29.3 million in the third quarter of 2000. Net revenues for this segment increased by $11.2 million for the nine months ended July 31, 2001 to $95.4 million from $84.2 million for the first nine months of 2000. A labor stoppage occurring at this segment's manufacturing facilities in the prior year negatively impacted segment revenues by approximately $6.0 to $7.0 million during the first nine months of 2000. Net revenues from the electronics and automation segment increased $4.3 million in the third quarter of 2001 to $20.7 million as compared to $16.4 million in the third quarter of 2000 and increased $20.7 million for the nine months ended July 31, 2001 to $62.6 million from $41.9 million. This increase was due to additional work performed on several major programs, including HPOC, Striker systems and other segment contracts, during the period. Net revenues for the plastic products segment increased $1.6 million in the third quarter of 2001 to $7.9 million as compared to $6.3 million for the third quarter of 2000 and increased $0.6 million for the nine months ended July 31, 2001 to $18.4 million from $17.8 million.

         Gross Profit. Consolidated gross profit for the third quarter of 2001 increased 12.4% to $19.7 million (19.9% of consolidated net revenues) from $17.5 million (18.8% of consolidated net revenues) in the third quarter of 2000. For the nine months ended July 31, 2001 consolidated gross profit increased 15.0% to $57.1 million (19.7% of consolidated net revenues) from $49.7 million (18.7% of consolidated net revenues) in the first nine months of 2000. In the current quarter, gross profit for the light military support equipment segment decreased to $6.4 million (16.5% of segment net revenues) from $7.3 million (17.6% of segment net revenues) for the third quarter of 2000. For the nine months ended July 31, 2001, gross profit for the light military segment was $21.2 million (18.6% of segment net revenues) compared to $21.9 million (18.0% of segment net revenues) for the first nine months of 2000. Lower segment revenues combined with related unfavorable overhead absorption were the primary factors contributing to the decline in gross profit. In the current quarter, gross profit for the heavy military segment increased to $7.5 million (23.5% of segment revenues) from $5.6 million (19.0% of segment net revenues) in the third quarter of 2000, and for the nine months ended July 31, 2001 gross profit increased to $21.1 million (22.1% of segment revenues) from $16.4 million (19.5% of segment revenues) in the first nine months of 2000. This is a result of improved gross margins on various contracts coupled with the increase in net revenues over the prior year. For the three months ended July 31, 2001, gross profit for the electronics and automation systems segment increased to $4.9 million (23.8% of segment net revenues) from $3.9 million (24.0% of segment net revenues) for the same quarter last year. For the nine months ended July 31, 2001, gross profit for the electronics and automation segment increased to $12.6 million (20.1% of segment net revenues) from $9.3 million (22.1% of segment net revenues). This improvement is a result of higher segment revenues for the current three and nine month periods. Gross profit for the plastic products segment was $0.9 million (11.3% of segment revenues) in the third quarter of 2001 compared to $0.7 million (12.1% of segment net revenues). For the nine months ended July 31, 2001, gross profit for the plastic product segment was $2.2 million (12.1% of segment revenues) compared to $2.0 million (11.5% of segment net revenues) for the same period in 2000.

         Selling, General and Administrative Expense. Consolidated selling, general and administrative expenses increased by $1.4 million, or 15.5%, to $10.4 million (10.5% of consolidated net revenues) in the third quarter of 2001 from $9.0 million (9.6% of consolidated net revenues) in the third quarter of 2000. For the first nine months of 2001, consolidated selling, general and administrative expense increased by $2.4 million, or 8.7%, to $30.3 million (10.4% of consolidated net revenues) from $27.9 million (10.5% of consolidated net revenues) for the first nine months of 2000.

         Income from Operations. Consolidated income from operations increased by $0.8 million, or 9.2%, to $9.3 million in the third quarter of 2001 from $8.5 million in the third quarter of 2000. For the first nine months of 2001, consolidated income from operations increased by $5.0 million, or 22.9% to $26.8 million from $21.8 million for the same period in 2000. Income from operations for the light military support equipment segment decreased to $2.6 million in the third quarter of 2001 from $4.4 million in the third quarter of 2000, and decreased to $9.9 million for the first nine months of 2001 from $13.3 million for the first nine months of 2000. The decrease is a result of lower segment net revenues, reduced gross profit and higher operating costs for the segment. Income from operations for the heavy military support equipment segment increased to $3.9 million in the third quarter of 2001 from $1.9 million in the prior year, and increased to $10.7 million for the nine months ended July 31, 2001 from $4.8 million for the same period in 2000. These increases are a result of the improved gross margins previously mentioned and the increase in net revenues over prior year. Income from operations for the electronics and automation systems segment increased to $2.6 million in the third quarter of 2001 from $2.1 million in the third quarter of 2000, and increased to $5.8 million for the first nine months of 2001 from $3.7 million for the first nine months of 2000 as a result of the higher segment net revenues. Income from operations for the plastic products segment was $0.2 million in the third quarter of 2001 compared to $0.1 million in the third quarter of 2000, and increased to $0.4 million for the first nine months of 2001 compared to breakeven results for the same period of 2000.

         Interest Expense and Interest Income. Net interest expense decreased $0.9 million to $1.3 million in the third quarter of 2001 compared to $2.2 million in the third quarter of 2000, and decreased by $2.0 million to $4.9 million in the first nine months of 2001 compared to $6.9 million in the prior year as a result of lower borrowings on the Company's revolving and term debt facilities as compared to the prior year and a decrease in interest rates throughout 2001.

         Income Tax Provision. The effective income tax rate was 40.0% for the quarters ended July 31, 2001 and 2000, and was 40.0% for the nine month periods ended July 31, 2001 and 2000.

         Net Income. As a result of the forgoing, net income of the Company increased by 27.8% to $4.8 million (4.8% of net revenues) for the quarter ended July 31, 2001 from $3.8 million (4.0% of net revenues) for the third quarter of 2000. For the first nine months of 2001, net income increased by 47.0% to $13.1 million (4.5% of net revenues) from $8.9 million (3.4% of net revenues) for the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         In conjunction with the acquisition of Systems & Electronics Inc. in September 1999, the Company entered into a new credit agreement to provide a $90.0 million term loan and a $55.0 million revolving credit facility. The Company's primary sources of short-term financing are from cost reimbursements under contracts with the U.S. government via receipt of progress payments, billings for delivered products and borrowings under the revolving line of credit. As of July 31, 2001, the Company had no outstanding borrowings against the revolving line of credit, remaining availability under the line of credit of $44.4 million, and a cash balance of $2.2 million.

         On November 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138. The effect of adopting SFAS 133 was immaterial based on the fair value of the Company's derivative instruments at the date of adoption.

         During the period ended July 31, 2001, the Company's derivative contracts consisted only of interest rate swaps used by the Company to convert a portion of its variable rate long-term debt to fixed rates. At July 31, 2001, the Company recorded a liability of approximately $1.2 million related to the fair value of those interest rate swap agreements, which are designated as and considered highly effective cash flow hedges of the Company's forecasted variable rate interest payments. The entire corresponding loss was recorded in accumulated other comprehensive income (equity), net of income tax effects. The Company does not expect to reclassify any of the loss to current earnings during the next twelve months.

         At July 31, 2001, the Company's working capital and ratio of current assets to current liabilities were $25.8 million and 1.38 to 1 as compared with $17.1 million and 1.20 to 1 at October 31, 2000. The Company generated cash flow from operations of $26.3 million in the nine months ended July 31, 2001 as compared to $20.6 million in the first nine months of 2000. Investment in property, plant and equipment totaled $1.5 million and $2.8 million for the first nine months of 2001 and 2000, respectively. The Company anticipates that capital expenditure in 2001 should not exceed $3.0 million. Management believes that cash flow generated from operations, together with the available line of credit, will provide the necessary resources to meet the needs of the Company in the foreseeable future.

BUSINESS AND MARKET CONSIDERATIONS

         Approximately 87% of consolidated net revenues for the nine months ended July 31, 2001 were directly or indirectly derived from defense orders by the U.S. government and its agencies. As of July 31, 2001, the Company's funded backlog of orders totaled $316.8 million, with related contract options of an additional $689.8 million.

         Management continues to pursue potential acquisitions, primarily of those companies providing strategic consolidation within the defense industry.

NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations" and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." Under SFAS 141 and SFAS 142, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. All other intangible assets will continue to be amortized over their useful lives. In addition, SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the SFAS 142 is expected to result in a decrease in amortization expense in 2002 of approximately $3.2 million with an after tax impact of $1.9 million on net imcome. In addition, goodwill recorded as a result of any acquisitions completed subsequent to the issuance of SFAS 141 and SFAS 142 during 2001 will not be amortized. Within six months of adoption, the Company will perform the first of the required impairment tests of existing goodwill and indefinite lived intangible assets as of November 1, 2001. The Company does not expect these impairment tests to have a material impact on the earnings, financial position or liquidity of the Company.

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

           (b) No reports on Form 8-K were filed during the three months ended July 31, 2001.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        ENGINEERED SUPPORT SYSTEMS, INC.

Date:  September 14, 2001               By:  /s/ Michael F. Shanahan Sr.
     ----------------------------          -------------------------------
                                               Michael F. Shanahan Sr.
                                              Chairman of the Board and
                                               Chief Executive Officer


Date:  September 14, 2001               By:     /s/ Gary C. Gerhardt
     ----------------------------          -------------------------------
                                                  Gary C. Gerhardt
                                           Vice Chairman - Administration
                                             and Chief Financial Officer