Form 10-K
period 2001-10-31
ENGINEERED SUPPORT SYSTEMS INC
filed 2002-01-28
CIK 772891

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

For the year ended October 31, 2001              Commission file number 0-13880

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
Yes   X   No      .
    -----    -----

         Based on the closing price on January 17, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $289,654,000.

         The number of shares of the Registrant's common stock, $.01 par value, outstanding at January 17, 2002 was 10,233,407.

                     DOCUMENTS INCORPORATED BY REFERENCE

         Parts I and II incorporate by reference portions of the Engineered Support Systems, Inc. Annual Report to Shareholders (the Annual Report) for the year ended October 31, 2001. Part III incorporates by reference portions of the Engineered Support Systems, Inc. Proxy Statement for the Annual Shareholders Meeting to be held on March 5, 2002 (the Definitive Proxy Statement) to be filed within 120 days after the close of the year ended October 31, 2001.

                                   PART I
ITEM 1.           BUSINESS
- -------           --------

         Engineered Support Systems, Inc. is a holding company for six wholly-owned subsidiaries: Systems & Electronics Inc. (SEI), Engineered Air Systems, Inc. (Engineered Air), Keco Industries, Inc. (Keco), Engineered Coil Company, d/b/a Marlo Coil (Marlo Coil), Engineered Electric Company, d/b/a Fermont (Fermont) and Engineered Specialty Plastics, Inc. (ESP). Engineered Support Systems, Inc. and its subsidiaries (Company) are a leading designer and manufacturer of military support equipment and electronics for the United States armed forces. The Company also engineers and manufactures air handling and heat transfer equipment, material handling equipment and custom molded plastic products for commercial and industrial users.

         Engineered Air was incorporated under the laws of the State of Missouri on December 24, 1981 and acquired the assets of the Defense Systems Division of Allis-Chalmers Corporation on March 30, 1982. The Company was incorporated under the laws of the State of Missouri in December 1983, and exchanged all of its outstanding common stock for two-thirds of the common stock of Engineered Air held by the Company's founders. The Company purchased the remaining one-third of the common stock of Engineered Air in January 1984, effective as of November 1, 1983. The Company became a publicly owned corporation on August 21, 1985. On March 9, 1993, the Company purchased all of the outstanding stock of Associated Products, Inc. (subsequently changed to Engineered Specialty Plastics, Inc.). Effective February 1, 1998, Engineered Coil Company acquired substantially all of the net assets of Nuclear Cooling, Inc., d/b/a Marlo Coil. On June 24, 1998, the Company acquired all of the outstanding common stock of Keco. On February 22, 1999, Engineered Electric Company acquired substantially all of the net assets of the Fermont Division of Dynamics Corporation of America, d/b/a Fermont. On September 30, 1999, the Company acquired all of the outstanding common stock of SEI.

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

See pages 6 through 20 of the 2001 Annual Report which are incorporated herein by reference.

ENGINEERING AND DESIGN

         The Company employs 396 people engaged in the design and development of new products and the improvement of existing products. The majority of these development activities are conducted pursuant to, and funded by, DoD contracts in response to designated performance specifications. The Company's expenditures on research and development were approximately $1.1 million, $0.8 million and $0.2 million for the years ended October 31, 2001, 2000 and 1999. The Company anticipates that unfunded internal research and development will exceed $1.0 million in fiscal year 2002. The Company believes that its engineering expertise gives it a significant competitive advantage.

         The Company's engineering capabilities are in the areas of systems, electro-mechanics, electro-chemical, mechanics, electrical systems and electronics, and acoustics, as well as expertise in thermodynamics, air flow, liquid pumping, stress analysis, liquid fuel combustion, dynamic and climatic environmental engineering, biological and chemical decontamination, non-pyrotechnic smoke generation, and filtration of chemically and biologically contaminated air.

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

         In addition, the Company supplies electronic sorting and material handling equipment to the U.S. Postal Service and other customers. Sales of custom commercial, industrial and marine air handling units and coils are effected both directly and through sales representatives located primarily in the United States, parts of Canada, and Puerto Rico, with the pharmaceutical, telecommunications and healthcare industries representing a significant portion of current sales volume. Principal customers for injection molded custom and specialty plastic products include large, well-established producers of consumer and industrial products. Sales of injection molded plastic products are effected both directly and through sales representatives. The Company's sales of its proprietary line of kitchen and lavatory faucets are effected primarily through sales representatives.

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

BACKLOG

         The Company records its backlog as either funded or unfunded backlog. The Company's funded backlog as of October 31, 2001 was approximately $291.7 million. The Company's funded backlog is subject to fluctuations and is not necessarily indicative of future sales. Funded backlog represents products the customer has committed by contract to purchase from the Company. Unfunded backlog includes products the customer has the option to purchase under contract with the Company, including, with respect to contracts which include a maximum amount purchasable by the customer thereunder, such maximum amount, and with respect to contracts without a specified maximum amount, the Company's estimate of the amount it expects the customer to purchase using the Best Estimated Quantity (BEQ) as a guide where a BEQ is specified. There are no commitments by the customer to purchase products included in unfunded backlog and there can be no assurance that any or all amounts included therein will generate revenue for the Company. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could substantially reduce the Company's funded backlog and, consequently, future net revenues. Failure of the Company to replace canceled or reduced backlog, whether funded or unfunded, could have a material adverse effect on the Company's business, financial condition and results of operations in subsequent periods.

         The following table summarizes funded and unfunded defense backlog (in millions) as of the indicated dates:


                                         Funded                   Unfunded
                                     Defense Backlog           Defense Backlog
                                     ---------------           ---------------

         October 31, 2001                $291.7                    $681.8
         October 31, 2000                 307.3                     598.1
         October 31, 1999                 286.8                     850.5
         October 31, 1998                  85.8                     319.6
         October 31, 1997                  44.1                     155.0

EMPLOYEES

         As of October 31, 2001, the Company employed 2,174 persons, of which 1,305 were engaged in manufacturing activities, 396 in engineering activities, and 473 in office administration and management functions. District No. 9 of the International Association of Machinists and Aerospace Workers (AFL-CIO) represents approximately 346 employees under a collective bargaining agreement, which expires March 18, 2003. Lodge 1012 of the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers (AFL-CIO) represents approximately 90 employees under a collective bargaining agreement, which expires January 31, 2002. The Company believes it will be able to negotiate a new collective bargaining agreement with this union.

         The Company considers its overall employee relations to be satisfactory.

ITEM 2.           PROPERTIES
- -------           ----------

         The Company conducts its business from 11 manufacturing and office facilities. All owned facilities are owned by the Company and are subject to deeds of trust in favor of the Company's lender.

                                                                                          Leased or
             Location                       Description           Square Feet               Owned
             --------                       -----------           -----------             ---------
         St. Louis County,              Manufacturing/Office        171,000                 Owned
         Missouri

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

         Blue Ash, Ohio                 Manufacturing               132,000                 Owned

         West Plains, Missouri          Manufacturing               405,000                 Owned

         St. Louis County,
         Missouri                       Office                      260,000                 Owned

         Sanford, Florida               Manufacturing               177,000                 Owned

         Bridgeport,
         Connecticut                    Manufacturing/Office        109,000                 Owned

         Bridgeport,
         Connecticut                    Manufacturing                26,000                 Leased

         The Company believes that its current facilities are sufficient for the conduct of its current level of operations.

ITEM 3.           LEGAL PROCEEDINGS
- -------           -----------------

         The Company and its subsidiaries are from time to time parties to various legal proceedings arising out of their business. Management believes that there are no such proceedings pending or threatened against them which, if determined adversely, would have a material adverse effect on the business or financial condition of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
- -------           -----------------------------------------------

         There were no matters submitted to a vote of shareholders during the fourth quarter of the year ended October 31, 2001.

                                    PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
- -------           ----------------------------------------------------
                           SHAREHOLDER MATTERS
                           -------------------

         Information concerning the principal market on which the Company's common stock is traded and the high and low sales prices for such stock during 2001 is shown in Supplemental Information on page 40 of the 2001 Annual Report, incorporated herein by reference. The Company currently pays a semi-annual dividend. The most recently declared dividend was in the amount of $.018 per share payable January 31, 2002 to shareholders of record as of December 31, 2001.

ITEM 6.           SELECTED FINANCIAL DATA
- -------           -----------------------

         Financial data required under this section is shown in the Summary of Selected Financial Data on page 2 of the 2001 Annual Report, incorporated herein by reference.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -------           -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations, shown on pages 22 through 26 of the 2001 Annual Report, is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------           -------------------------------------------

         The following consolidated financial statements of Engineered Support Systems, Inc. included in the Annual Report for the year ended October 31, 2001 at the pages indicated, are incorporated herein by reference:

         Consolidated Balance Sheets, October 31, 2001 and 2000, page 27.

         Consolidated Statements of Income, years ended October 31, 2001, 2000 and 1999, page 28.

         Consolidated Statements of Shareholders' Equity, years ended October 31, 2001, 2000 and 1999, page 28.

         Consolidated Statements of Cash Flows, years ended October 31, 2001, 2000 and 1999, page 29.

         Notes to Consolidated Financial Statements, pages 30 through 38.

The quarterly financial information included in Supplementary Information on page 40 of the 2001 Annual Report is incorporated herein by reference.

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- -------           -----------------------------------------------------------
                           AMD FINANCIAL DISCLOSURES
                           -------------------------

None.

                                  PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------          --------------------------------------------------

         The directors, executive officers and key employees of the Company as of January 17, 2002 are as follows:

         Name                                        Age                                      Position
         ----                                        ---                                      --------
Michael F. Shanahan, Sr. (1)                         62                         Chairman, Chief Executive Officer and
                                                                                Director

Gerald A. Potthoff (1)                               61                         President, Chief Operating Officer and
                                                                                Director

Gary C. Gerhardt (1)                                 56                         Vice Chairman - Administration,
                                                                                Chief Financial Officer and Director

William H. T. Bush (2)                               63                         Director

General Michael P. C. Carns (2)                      64                         Director

MG George E. Friel (2)                               59                         Director

Thomas J. Guilfoil (3)                               82                         Director

S. Lee Kling (2)                                     73                         Director

LTG Kenneth E. Lewi (3)                              71                         Director

General Charles T. Robertson, Jr.                    55                         Director

General Crosbie E. Saint                             65                         Director

Michael F. Shanahan, Jr. (1)(3)                      35                         Director

Earl W. Wims (3)                                     62                         Director

Ronald W. Davis                                      55                         Vice President - Planning and
                                                                                Development

Larry K. Brewer                                      59                         Senior Vice President -
                                                                                Business Development

Dan D. Jura                                          49                         Vice President - Sales

Allan K. Kaste                                       55                         Vice President - Human Resources

Robert L. Klautzer                                   57                         Vice President - Management Information
                                                                                Systems

Steven J. Landmann                                   42                         Vice President - Controller

David D. Mattern                                     43                         Secretary and General Counsel



John R. Wootton                                      54                         Vice President - Technology

John E. Capeless                                     56                         President (ESP)

Thomas G. Cornwell                                   46                         President (Engineered Air)

Gerald A. Nicholson                                  55                         President (Marlo Coil)

Daniel A. Rodrigues                                  46                         President (SEI)

Thomas C. Santoro                                    48                         President (Fermont)

Marvin L. Smith                                      64                         President (Keco)

(1)      Member of Executive Committee of the Board
(2)      Member of Audit Committee of the Board
(3)      Member of Compensation Committee of the Board

EXECUTIVE OFFICERS
- ------------------

         The officers serve at the discretion of the Board of Directors, subject to the terms and conditions of their employment agreements.

         Michael F. Shanahan, Sr. has been a director of the Company since its formation. Mr. Shanahan was named Chief Executive Officer of the Company in 1985. He was named Chairman of the Company in 1987.

         Gerald A. Potthoff has been a director of the Company since October 1999. At the same time, he was named President and Chief Operating Officer of the Company. Prior thereto, he served as President of SEI from October 1991 to July 2000.

         Gary C. Gerhardt has been a director of the Company since March 1998. He was named Vice Chairman-Administration of the Company in October 1999 and prior thereto served as Executive Vice President of the Company since 1994. He has been Chief Financial Officer of the Company since 1993.

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

         Dan D. Jura has been Vice President-Sales of the Company since April 1999. Prior thereto, he served as Vice President-Sales for Engineered Air since 1993.

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

         John R. Wooton has been Vice President-Technology of the Company since February 2000. He has served as Vice President-Technology for SEI since 1997 and, prior thereto, as its Director-Technology since 1994.

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

         Daniel A. Rodriques has been President of SEI since July 2000. Prior thereto, he served as Senior Vice President and General Manager of SEI since July 1999 and as Vice President of Program Administration since October 1995.

         Thomas C. Santoro has been President of Fermont since February
1995.

         Marvin L. Smith has been President of Keco since April 1999. Prior thereto, he served as Keco's Executive Vice President since 1990.

NON-EMPLOYEE DIRECTORS
- ----------------------

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

         General Charles T. Robertson, Jr. (U.S. Air Force, Retired) has been a director of the Company since December 2001. He retired from the U.S. Air Force in November 2001 after 33 years of service. Prior to his retirement, he served as commander in chief, U.S. Transportation Command, and commander, Air Mobility Command, Scott Air Force Base, since 1998. Prior thereto, he served as commander, 15th Air Force, Travis Air Force Base, since 1996.

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

ITEM 11.          EXECUTIVE COMPENSATION
- --------          ----------------------

         Information concerning executive compensation is shown in the Company's Definitive Proxy Statement (to be filed within 120 days after the close of the fiscal year ended October 31, 2001) incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- --------          ---------------------------------------------------
                           MANAGEMENT
                           ----------

         Information relating to the ownership of the Company's securities by certain beneficial owners and management is shown in the Definitive Proxy Statement (to be filed within 120 days after the close of the year ended October 31, 2001) incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------          ----------------------------------------------

         Information on certain relationships, related transactions and affiliation of directors is shown in the Definitive Proxy Statement (to be filed within 120 days after the close of the year ended October 31, 2001) incorporated herein by reference.

                                   PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
- --------          --------------------------------------------------------
                           FORM 8-K
                           --------

(a) (1) and (2) Index of Financial Statements and Financial Statement Schedules

         The following consolidated financial statements of Engineered Support Systems, Inc., included in the 2001 Annual Report of the registrant to its shareholders, are incorporated by reference in Item 8:

         Report of Independent Accountants

         Consolidated Balance Sheets-October 31, 2001 and 2000

         Consolidated Statements of Income-years ended October 31, 2001, 2000 and 1999

         Consolidated Statements of Shareholders' Equity-years ended October 31, 2001, 2000 and 1999

         Consolidated Statement of Cash Flows-years ended October 31, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements-October 31, 2001

         The following financial statement schedule and independent accountants report are included as Exhibit 99:

         Valuation and Qualifying Accounts (Schedule II)-years ended October 31, 2001, 2000 and 1999

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

         3.0 Lists of Exhibits (listed by numbers corresponding to exhibit table of Item 601 in regulation S-K)

         3.1      Articles of Incorporation of Engineered Support Systems,
                  Inc. (1)

         3.2      Amendment of Articles of Incorporation (2)

         3.3      Amended and Restated By-Laws of Engineered Support
                  Systems, Inc. (2)

         4.1 Credit Agreement dated as of September 30, 1999 among Engineered Support Systems, Inc., Bank of America, National Association, as Agent and as Swing Line Lender, and the Other Financial Institutions Party Hereto (5)

         4.2 Engineered Air Systems, Inc. Employee Stock Ownership Plan, subsequently renamed the Engineered Support Systems, Inc. Employee Stock Ownership Plan (4)

         4.3 Trust Agreement for the Engineered Air Systems, Inc. Employee Stock Ownership Trust (4)

         4.4      Engineered Support Systems, Inc. 2000 Stock Option Plan
                  (6)

         4.5 Engineered Support Systems, Inc. 2000 Stock Option Plan for Nonemployee Directors (7)

         4.6      Engineered Support Systems, Inc. Employee Stock Purchase
                  Plan (8)

         4.7 Engineered Support Systems, Inc. Stock Purchase Plan for Nonemployee Directors (9)

         10.1     Employee Agreement with Michael F. Shanahan, Sr. (3)

         10.2     Form of Indemnification Agreement with Directors (2)

         11       Statement Re: Computation of Earnings Per Share

         13 Engineered Support Systems, Inc. Annual Report for the year ended October 31, 2001 (the Annual Report). Except for the portions incorporated herein by reference as evidenced in the Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission and is not deemed filed as part of this 10-K

         21       Subsidiary of Registrant (1)

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

              (5) This information is incorporated herein by reference from
                  Form 8-K/A filed on December 14, 1999.

              (6) This information is incorporated by reference from Form
                  S-8 registration statement, effective September 1, 2000, registration number 333-45022.

              (7) This information is incorporated by reference from Form
                  S-8 registration statement, effective September 1, 2000, registration number 333-45020.

              (8) This information is incorporated by reference from Form
                  S-8 registration statement, effective June 29, 2001, registration number 333-64126.

              (9) This information is incorporated by reference from Form
                  S-8 registration statement, effective July 20, 2001, registration number 333-65490.

(b) During the fourth quarter of 2001, the Company filed no reports on Form 8-K.

(c) Exhibits
    The response to this portion of Item 14 is submitted as a separate section of this Report.

(d) Financial Statement Schedules
    The response to this portion of Item 14 is submitted as a separate section of this Report.

SIGNATURES
- ----------


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ENGINEERED SUPPORT SYSTEMS, INC.

Dated:     January 29, 2002            By: /s/  Gary C. Gerhardt
        ----------------------             -----------------------------------
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

                  SIGNATURE                                      TITLE                                 DATE
                  ---------                                      -----                                 ----
        /s/  Michael F. Shanahan, Sr.                Chairman of the Board                       January 29, 2002
- --------------------------------------------         of Directors and                            ----------------
          MICHAEL F. SHANAHAN, SR.                   Chief Executive Officer


       /s/  Gary C. Gerhardt                         Vice Chairman-Administration and            January 29, 2002
- --------------------------------------------         Chief Financial Officer                     ----------------
           GARY C. GERHARDT

                                 SIGNATURES
                                 ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                  DIRECTORS
                                  ---------

     /s/ Michael F. Shanahan, Sr.            January 29, 2002                /s/ Thomas J. Guilfoil              January 29, 2002
- ----------------------------------------     ----------------       ----------------------------------------     ----------------
       MICHAEL F. SHANAHAN, SR.                                                THOMAS J. GUILFOIL

        /s/ Gerald A. Potthoff               January 29, 2002                   /s/ S. Lee Kling                 January 29, 2002
- ----------------------------------------     ----------------       ----------------------------------------     ----------------
          GERALD A. POTTHOFF                                                      S. LEE KLING

         /s/ Gary C. Gerhardt                January 29, 2002                 /s/ Kenneth E. Lewi                January 29, 2002
- ----------------------------------------     ----------------       ----------------------------------------     ----------------
           GARY C. GERHARDT                                                     KENNETH E. LEWI

         /s/ William H.T. Bush               January 29, 2002            /s/ Charles T. Robertson, Jr.           January 29, 2002
- ----------------------------------------     ----------------       ----------------------------------------     ----------------
           WILLIAM H.T. BUSH                                                CHARLES T. ROBERTSON, JR.

        /s/ Michael P.C. Carns               January 29, 2002                 /s/ Crosbie E. Saint               January 29, 2002
- ----------------------------------------     ----------------       ----------------------------------------     ----------------
          MICHAEL P.C. CARNS                                                    CROSBIE E. SAINT

          /s/ George E. Friel                January 29, 2002             /s/ Michael F. Shanahan, Jr.           January 29, 2002
- ----------------------------------------     ----------------       ----------------------------------------     ----------------
            GEORGE E. FRIEL                                                 MICHAEL F. SHANAHAN, JR.

                                                                                /s/ Earl W. Wims                 January 29, 2002
                                                                    ----------------------------------------     ----------------
                                                                                  EARL W. WIMS

                      ENGINEERED SUPPORT SYSTEMS, INC.

                                EXHIBIT INDEX
                                                                       Page No.
                                                                       --------

11.  Statement Re: Computation of Earnings Per Share

13. Engineered Support Systems, Inc. Annual Report for year ended October 31, 2001 (the Annual Report). Except for the portions incorporated herein by reference as evidenced in the Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission and is not deemed filed as part of this Form 10-K.

23.  Consent of PricewaterhouseCoopers LLP, Independent Accountants

99.  Valuation and Qualifying Accounts (Schedule II)