Form 10-Q
period 2002-01-31
ENGINEERED SUPPORT SYSTEMS INC
filed 2002-03-18
CIK 772891

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                  FORM 10-Q

                 Quarterly Report under Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For the three months ended January 31, 2002      Commission file number 0-13880

                      ENGINEERED SUPPORT SYSTEMS, INC.
           (Exact name of Registrant as specified in its charter)

         Missouri                                       43-1313242
(State of Incorporation)                   (IRS Employer Identification Number)

  201 Evans Lane, St. Louis, Missouri                     63121
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number including area code:  (314) 553-4000

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   --    --
         The number of shares of the Registrant's common stock, $.01 par value, outstanding at February 28, 2002 was 10,273,820.

                             ENGINEERED SUPPORT SYSTEMS, INC.

                                          INDEX


                                                                                    Page
                                                                                    ----
Part I - Financial Information

      Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of January 31, 2002 and
         October 31, 2001..........................................................   3

         Condensed Consolidated Statements of Income for the three months
         ended January 31, 2002 and 2001...........................................   4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended January 31, 2002 and 2001....................................   5

         Notes to Condensed Consolidated Financial Statements......................   6

      Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................................  10

Part II - Other Information

      Items 1-6....................................................................  15

Signatures.........................................................................  17

Exhibits...........................................................................  18

                             ENGINEERED SUPPORT SYSTEMS, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands, except per share amounts)

                                                                January 31      October 31
                                                                   2002            2001
                                                               -----------      ----------
                                                               (Unaudited)
                       ASSETS

Current Assets
     Cash and cash equivalents                                  $  9,289         $  1,015
     Accounts receivable                                          29,682           34,028
     Contracts in process and inventories                         45,875           53,984
     Deferred income taxes                                        16,701           19,901
     Other current assets                                          3,327            2,309
                                                                --------         --------
          Total Current Assets                                   104,874          111,237

Property, plant and equipment, less accumulated
     depreciation of $29,342 and $27,947                          52,047           52,670
Goodwill                                                          71,427           71,427
Other assets                                                       4,976            5,101
                                                                --------         --------
          Total Assets                                          $233,324         $240,435
                                                                ========         ========



        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Notes payable                                              $                $    700
     Current maturities of long-term debt                         21,028           21,038
     Accounts payable                                             16,479           21,940
     Other current liabilities                                    23,543           26,294
                                                                --------         --------
          Total Current Liabilities                               61,050           69,972

Long-term debt                                                    36,750           42,000
Deferred income taxes                                              1,238            1,142
Other liabilities                                                 17,399           17,929


Shareholders' Equity
     Common stock, par value $.01 per share; 30,000 shares
          authorized; 11,698 and 11,672 shares issued                117              117
     Additional paid-in capital                                   87,549           85,682
     Retained earnings                                            67,160           61,823
     Accumulated other comprehensive loss                         (5,404)          (5,554)
                                                                --------         --------
                                                                 149,422          142,068
     Less treasury stock at cost, 1,429 and 1,467 shares          32,535           32,676
                                                                --------         --------
                                                                 116,887          109,392
                                                                --------         --------
          Total Liabilities and Shareholders' Equity            $233,324         $240,435
                                                                ========         ========


See notes to condensed consolidated financial statements.

                             ENGINEERED SUPPORT SYSTEMS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (in thousands, except per share amounts)

                                           Three Months Ended
                                               January 31
                                         ----------------------
                                           2002           2001
                                         -------        -------
Net revenues                             $94,116        $91,101

Cost of revenues                          74,270         73,131
                                         -------        -------

Gross profit                              19,846         17,970

Selling, general and administrative
     expense                               9,956          9,588
                                         -------        -------

Income from operations                     9,890          8,382

Interest expense                            (859)        (2,071)

Interest income                               22             93

Gain (loss) on sale of assets                  3             (3)
                                         -------        -------

Income before income taxes                 9,056          6,401

Income tax provision                       3,532          2,560
                                         -------        -------

Net income                               $ 5,524        $ 3,841
                                         =======        =======

Basic earnings per share (1)             $  0.54        $  0.42
                                         =======        =======

Diluted earnings per share (1)           $  0.52        $  0.40
                                         =======        =======


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

                             ENGINEERED SUPPORT SYSTEMS, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)
                                        (UNAUDITED)

                                                                     Three Months Ended
                                                                         January 31
                                                                    ---------------------
                                                                      2002          2001
                                                                    -------       -------
From operating activities:
     Net income                                                     $ 5,524       $ 3,841
     Depreciation and amortization                                    1,564         2,632
     (Gain) loss on sale of assets                                       (3)            3
                                                                    -------       -------
          Cash provided before changes in operating
               assets and liabilities                                 7,085         6,476

     Net decrease in non-cash current assets                         14,636         3,451
     Net decrease in non-cash current liabilities                    (8,212)       (7,804)
     (Increase) decrease in other assets                              1,559           (51)
                                                                    -------       -------

          Net cash provided by operating activities                  15,068         2,072
                                                                    -------       -------

From investing activities:
     Additions to property, plant and equipment                        (773)         (717)
     Proceeds from sale of property, plant and equipment                  3             2
                                                                    -------       -------

          Net cash used in investing activities                        (770)         (715)
                                                                    -------       -------

From financing activities:
     Net borrowings (payments) under line-of-credit
          agreement                                                    (700)        7,700
     Payments of long-term debt                                      (5,260)       (4,250)
     Exercise of stock options                                          121           837
     Cash dividends                                                    (185)         (131)
                                                                    -------       -------

          Net cash provided by (used in) financing activities        (6,024)        4,156
                                                                    -------       -------

Net increase in cash and cash equivalents                             8,274         5,513

Cash and cash equivalents at beginning of period                      1,015           719
                                                                    -------       -------

Cash and cash equivalents at end of period                          $ 9,289       $ 6,232
                                                                    =======       =======

See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC.
                       NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS (UNAUDITED)
                  (in thousands, except per share amounts)
                              JANUARY 31, 2002

NOTE A - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended October 31, 2001.

NOTE B - EARNINGS PER SHARE

         Average diluted common shares outstanding include common stock equivalents, which represent common stock options as computed based on the treasury stock method. Average basic and diluted common shares outstanding have been restated to reflect a five-for-four stock split effected by the Company on March 16, 2001 in the form of a stock dividend.

         Basic earnings per share for the three months ended January 31, 2002 and 2001 is based on average basic common shares outstanding of 10,228 and 9,101, respectively. Diluted earnings per share for the three months ended January 31, 2002 and 2001 is based on average diluted common shares outstanding of 10,619 and 9,604, respectively.

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

                                          January 31, 2002        October 31, 2001
                                          ----------------        ----------------
Raw materials                                 $ 4,928                 $ 5,889
Work-in-process                                 1,677                   1,902
Finished goods                                  1,480                   1,377
Inventories substantially applicable to
   government contracts in process, less
   progress payments of $48,280 and
   $59,069                                     37,790                  44,816
                                              -------                 -------
                                              $45,875                 $53,984
                                              =======                 =======

NOTE D - GOODWILL AND INTANGIBLE ASSETS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. All other intangible assets will be amortized over their useful lives. In addition, SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations.

         The Company adopted SFAS 141 and SFAS 142 as of November 1, 2001. The Company has identified its reporting units to be its operating subsidiaries with the exception of Systems & Electronics Inc., which comprises two reporting units: the Heavy Military Support Equipment and the Electronics and Automation Systems operating segments of the Company. The carrying value of each reporting unit as of November 1, 2001 was determined by assigning assets and liabilities, including existing goodwill and intangible assets, to the reporting units. Upon adoption of SFAS 142, amortization of goodwill ceased. In connection with the adoption of SFAS 142, the Company will be required to perform a transitional goodwill impairment assessment within six months of adoption, as well as an annual impairment test. The annual impairment test will be performed in the fourth quarter of each fiscal year. The Company does not expect any impairment of goodwill to result from the transitional assessment.

         The following pro forma information reconciles net income for the three months ended January 31, 2001 to adjusted net income, which reflects the adoption of SFAS 142:

                                                Three Months Ended
                                                    January 31
                                              ----------------------
                                               2002            2001
                                              ------          ------
Reported net income                           $5,524          $3,841

Goodwill amortization, net of
  tax benefit of $305                                            457
                                              ------          ------

Adjusted net income                           $5,524          $4,298
                                              ======          ======

NOTE E - DERIVATIVES AND HEDGING ACTIVITY

         During the three months ended January 31, 2002, the Company's derivative contracts consisted only of interest rate swaps used by the Company to convert a portion of its variable rate long-term debt to fixed rates. At January 31, 2002, the Company recorded a liability of $1,203 related to the fair value of those interest rate swap agreements, which are designated as and considered highly effective cash flow hedges of the Company's forecasted variable rate interest payments. The entire corresponding loss, net of income tax, is recorded in shareholders' equity as accumulated other comprehensive loss.

NOTE F - SEGMENT INFORMATION

         The Company operates in four segments: light military support equipment, heavy military support equipment, electronics and automation systems, and plastic products. Inter-segment revenues for the three months ended January 31, 2002 and 2001, respectively, were not significant. Total assets by segment as disclosed in the Company's annual report for the year ended October 31, 2001 have not changed materially since that date. In addition, there have been no changes in either the basis of segmentation or the measurement of segment income since October 31, 2001. Information by segment is as follows:

                                                Three Months Ended
                                                    January 31
                                              ----------------------
                                                2002           2001
                                              -------        -------
Net revenues:

     Light military support equipment         $39,583        $35,423

     Heavy military support equipment          31,024         29,996

     Electronics and automation systems        20,679         20,711

     Plastic products                           2,830          4,971
                                              -------        -------

                         Total                $94,116        $91,101
                                              =======        =======

Income from operations:

     Light military support equipment         $ 5,352        $ 3,180

     Heavy military support equipment           3,287          3,857

     Electronics and automation systems         1,881          1,285

     Plastic products                            (630)            60
                                              -------        -------

                                                9,890          8,382

Interest expense                                 (859)        (2,071)

Interest income                                    22             93

Gain (loss) on sale of assets                       3             (3)
                                              -------        -------

Income before income taxes                    $ 9,056        $ 6,401
                                              =======        =======

NOTE G - SUBSEQUENT EVENT

         On February 28, 2002, the Company entered into a non-binding letter of intent to acquire all of the outstanding stock of Radian, Inc. (Radian), a supplier of engineering services, logistics support and systems integration services to the U.S. Department of Defense, in exchange for approximately $42 million in cash and Company stock. Radian's revenues for the year ended December 31, 2001 were approximately $53 million.

         Neither the Company or Radian is obligated to complete the proposed transaction under the non-binding letter of intent. The proposed transaction is subject to the completion of satisfactory due diligence and the negotiation and execution of a definitive agreement.

                      ENGINEERED SUPPORT SYSTEMS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenues on long-term contracts performed within the Company's Light Military Support Equipment, Heavy Military Support Equipment and Electronics and Automation Systems segments, substantially all of which are with the U.S. government, are recognized under the percentage of completion method and include a proportion of the earnings that are expected to be realized on the contract in the ratio that production measures, primarily labor, incurred bear to the estimated production measures for the contract. Earnings expectations are based upon estimates of contract values and costs at completion. Contracts in process are reviewed on a periodic basis. Adjustments to revenues and earnings are made in the current accounting period based upon revisions in contract values and estimated costs at completion. Provisions for estimated losses on contracts are recorded when identified. The following analysis should be read in this context.

         Consolidated net revenues increased $3.0 million, or 3.3%, to $94.1 million in the first quarter of 2002 compared to $91.1 million in the first quarter of 2001. The increase was primarily a result of higher net revenues in the Light Military Support Equipment segment, partially offset by lower production levels in the Plastic Products segment. Gross profit for the three months ended January 31, 2002 increased $1.9 million, or 10.4%, to
19.8 million (21.1% of consolidated net revenues) from $18.0 million (19.7% of consolidated net revenues) in the comparable 2001 period. The increase in gross profit was a result of higher net revenues and improved performance in several operating segments, as discussed below. Selling, general and administrative expense increased $0.4 million, or 3.8%, in the first quarter of 2002 to $10.0 million (10.6% of consolidated net revenues) from $9.6 million (10.5% of consolidated net revenues) in the first quarter of 2001. As a result of the above, income from operations increased $1.5 million, or 18.0%, in the quarter ended January 31, 2002 to $9.9 million from $8.4 million in the first quarter of 2001.

         Light Military Support Equipment. Net revenues for the Light Military Support Equipment segment increased by $4.2 million, or 11.7%, to $39.6 million in the first quarter of 2002 from $35.4 million in the first quarter of 2001 due to increased production levels on several programs throughout the period. Gross profit for the segment increased by $2.3 million, or 33.2%, in the quarter ended January 31, 2002 to $9.2 million (23.1% of segment net revenues) from $6.9 million (19.4% of segment net revenues) in the prior year period. Higher net revenues were accompanied by significant gross margin improvements on certain key Light Military Support Equipment programs, including contracts for Tactical Quiet Generators and the Chemical/Biological Protected Shelter system. Income from operations increased by $2.2 million, or 68.3%, in the first quarter of

2002 to $5.4 million from $3.2 million in the first quarter of 2001 as a result of the gross profit gains noted above and due to the elimination of goodwill amortization, which totaled $0.3 million in the first quarter of 2001, in accordance with SFAS 142.

         Heavy Military Support Equipment. Net revenues for the Heavy Military Support Equipment segment increased by $1.0 million, or 3.4%, to $31.0 million in the first quarter of 2002 from $30.0 million in the first quarter of 2001 primarily due to additional revenues from the HEMAT trailer program. Gross profit for the segment decreased by $0.4 million, or 5.4%, in the quarter ended January 31, 2002 to $6.6 million (21.5% of segment net revenues) from $7.0 million (23.4% of segment net revenues) in the prior year period. Income from operations decreased $0.6 million, or 14.8%, in the first quarter of 2002 to $3.3 million from $3.9 million in the first quarter of 2001 as a result of the lower gross margins, offset by the elimination of goodwill amortization, which totaled $0.3 million in the first quarter of 2001, in accordance with SFAS 142.

         Electronics and Automation Systems. Net revenues for the Electronics and Automation Systems segment totaled $20.7 million in the first quarter of both 2002 and 2001. The Striker and HPOC programs remain the most significant contributors to segment net revenues along with several air- and ground-based radar programs. Gross profit for the segment increased $0.6 million, or 18.3%, in the quarter ended January 31, 2002 to $4.1 million (19.9% of segment net revenues) from $3.5 million (16.8% of segment net revenues) in the prior year period. This increase was due to a more favorable contract mix as compared to the first quarter of 2001. Increase from operations increased $0.6 million, or 46.4%, in the first quarter of 2002 to $1.9 million from $1.3 million in the first quarter of 2001 as a result of the gross profit gains noted above and due to the elimination of goodwill amortization, which totaled $0.2 million in the first quarter of 2001, in accordance with SFAS 142.

         Plastic products. Net revenues for the Plastic Products segment decreased $2.1 million, or 43.1%, to $2.8 million in the first quarter of 2002 from $4.9 million in the first quarter of 2001 as customers of this segment continued to be negatively impacted by overall U.S. economic conditions. As a result, the segment generated an operating loss of $0.6 million in the first quarter of 2002 compared to operating income of $0.1 million in the first quarter of 2001. The Company continues to explore strategic alternatives for this segment in order to provide a more suitable return on investment.

         Net interest expense decreased by $1.1 million to $0.8 million in the first quarter of 2002 primarily as a result of lower outstanding borrowings on the Company's revolving and term-debt credit facilities and due to lower interest rates. The effective income tax rate was 39.0% for the first quarter of 2002 compared to 40.0% for the first quarter of 2001. The reduction in the Company's effective income tax rate resulted from the implementation of various tax planning strategies in fiscal 2001. As a result of the foregoing, net income increased 43.8% to $5.5 million (5.9% of consolidated net revenues) in the quarter ended January 31, 2002 as compared to $3.8 million (4.2% of consolidated net revenues) in the first quarter of 2001.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to periodic impairment tests. All other intangible assets will be amortized over their useful lives. In addition, SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations. The Company adopted SFAS 141 and SFAS 142 as of November 1, 2001 and expects no impairment of goodwill as a result of its transitional assessment.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and the Company does not expect the adoption of SFAS 144 to have a material effect on its financial position, results of operations or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

         In conjunction with the acquisition of SEI in September 1999, the Company entered into a new credit agreement to provide a $90.0 million term loan and a $55.0 million revolving credit facility. The Company's primary sources of short-term financing are from cost reimbursements under contracts with the U.S. government via receipt of progress payments, billings for delivered products and borrowings under the revolving line of credit. As of January 31, 2002, the Company had no borrowings against the revolving line of credit, remaining availability under the line of credit of $39.4 million, and a cash balance of $9.3 million.

         During the period ended January 31, 2002, the Company's derivative contracts consisted only of interest rate swaps used by the Company to convert a portion of its variable rate long-term debt to fixed rates. At January 31, 2002, the Company recorded a liability of approximately $1.2 million related to the fair value of those interest rate swap agreements, which are designated as and considered highly effective cash flow hedges of the Company's forecasted variable rate interest payments. The entire corresponding loss, net of income tax, was recorded in shareholders' equity as accumulated other comprehensive loss.

           At January 31, 2002, the Company's working capital and ratio of current assets to current liabilities were $43.8 million and 1.72 to 1 as compared with $41.3 million and 1.59 to 1 at October 31, 2001. The Company generated cash flow from operations of $15.1 million in the three months ended January 31, 2002 as compared to $2.1 million in the first quarter of 2001. Investment in property, plant and equipment totaled $0.8 million and $0.7 million for the first three months of 2002 and 2001, respectively. The Company anticipates that capital expenditures in 2002 should not exceed $6.0 million. Management believes that cash flow generated from operations, together with the available line of credit, will provide the necessary resources to meet the needs of the Company in the foreseeable future.

BUSINESS AND MARKET CONSIDERATIONS

         Approximately 92% of consolidated net revenues for the three months ended January 31, 2002 were directly or indirectly derived from defense orders by the U.S. government and its agencies. As of January 31, 2002, the Company's funded backlog of orders totaled $324.2 million, with related customer options of an additional $597.3 million.

         Management continues to pursue potential acquisitions, primarily of those companies providing strategic consolidation within the defense industry. On February 28, 2002, the Company entered into a non-binding letter of intent to acquire all of the outstanding stock of Radian, Inc. (Radian), a supplier of engineering services, logistics support and systems integration services to the U.S. Department of Defense, in exchange for approximately $42 million in cash and Company stock. Radian's revenues for the year ended December 31, 2001 were approximately $53 million. Neither the Company or Radian is obligated to complete the proposed transaction under the non-binding letter of intent. The proposed transaction is subject to the completion of satisfactory due diligence and the negotiation and execution of a definitive agreement.

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

                                   PART II
                              OTHER INFORMATION

Items 1-3 Not applicable.

Item 4  Submission of Matters to a Vote of Security Holders.

         (a) The Company's annual shareholders' meeting was held on March 5, 2002.

         (b) The following individuals were nominated and elected to the Board of Directors for a term of three years (2005):

              Gerald A. Potthoff
              Gary C. Gerhardt
              MG George E. Friel (U.S. Army, Retired)
              Thomas J. Guilfoil
              General Charles T. Robertson, Jr. (U.S. Air Force, Retired)

              The following directors continued in service of their terms following the meeting:

              Michael F. Shanahan, Sr.
              William H.T. Bush
              General Michael P.C. Carns (U.S. Air Force, Retired)
              S. Lee Kling
              LTG Kenneth E. Lewi (U.S. Army, Retired)
              General Crosby E. Saint (U.S. Army, Retired)
              Michael F. Shanahan, Jr.
              Earl W. Wims

         (c) The proposal for approval of the Engineered Support Systems, Inc. Employee Stock Purchase Plan and the allocation of 500,000 shares of Engineered Support Systems, Inc. common stock to the Plan was ratified. There were 7,486,843 votes for the proposal, 241,388 votes against the proposal and 1,674,812 votes representing abstentions or broker non-votes.

              The proposal for the approval of the Engineered Support Systems, Inc. 2002 Stock Option Plan and the allocation of 1,750,000 shares of Engineered Support Systems, Inc. common stock to the Plan was not ratified. There were 3,872,277 votes for the proposal, 3,848,047 votes against the proposal and 1,682,719 votes representing abstentions or broker non-votes.

              The proposal for the approval of the Engineered Support Systems, Inc. 2002 Stock Option Plan for Non-employee Directors and the allocation of 200,000 shares of Engineered Support Systems, Inc. common stock to the Plan was ratified. There were 7,044,942 votes for the proposal, 677,181 votes against the proposal and 1,680,920 votes representing abstentions or broker non-votes.

         (d)  Not applicable.

Item 5 Not applicable.

Item 6 Exhibits and Reports on Form 8-K.

         (a)  Exhibit 11. Statement Re: Computation of Earnings Per Share.

         (b) No reports on Form 8-K were filed during the three months ended January 31, 2002.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ENGINEERED SUPPORT SYSTEMS, INC.

Date:  March 15, 2002                       By:   /s/ Michael F. Shanahan, Sr.
      ---------------------------------         -------------------------------
                                                     Michael F. Shanahan, Sr.
                                                    Chairman of the Board and
                                                      Chief Executive Officer


Date:  March 15, 2002                       By:      /s/ Gary C. Gerhardt
      --------------------------------          -------------------------------
                                                        Gary C. Gerhardt
                                                Vice Chairman - Administration
                                                  and Chief Financial Officer