Form 10-Q
period 2002-04-30
ENGINEERED SUPPORT SYSTEMS INC
filed 2002-06-14
CIK 772891

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                  FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d)

                   of the Securities Exchange Act of 1934

For the six months ended April 30, 2002        Commission file number 0-13880

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

         The number of shares of the Registrant's common stock, $.01 par value, outstanding at May 31, 2002 was 10,452,526.

                              ENGINEERED SUPPORT SYSTEMS, INC.

                                           INDEX


                                                                                       Page
                                                                                       ----
Part I - Financial Information

      Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of April 30, 2002 and
         October 31, 2001...........................................................     3

         Condensed Consolidated Statements of Income for the three and six
         months ended April 30, 2002 and 2001.......................................     4

         Condensed Consolidated Statements of Cash Flows for the six months
         ended April 30, 2002 and 2001..............................................     5

         Notes to Condensed Consolidated Financial Statements.......................     6

      Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................................    11

Part II - Other Information

      Items 1-6.....................................................................    16

Signatures..........................................................................    17

Exhibits............................................................................    18

                             ENGINEERED SUPPORT SYSTEMS, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands, except per share amounts)

                                                                April 30       October 31
                                                                  2002            2001
                                                               ----------      ----------
                                                               (Unaudited)
                               ASSETS

Current Assets

     Cash and cash equivalents                                 $   21,297      $    1,015

     Accounts receivable                                           27,600          31,430

     Contracts in process and inventories                          43,541          49,391

     Deferred income taxes                                         14,385          19,901

     Other current assets                                           3,220           2,316

     Current assets of discontinued operations                      6,884           7,184
                                                               ----------      ----------
          Total Current Assets                                    116,927         111,237


Property, plant and equipment, less accumulated
     depreciation of $23,333 and $21,007                           43,467          44,072

Goodwill                                                           71,427          71,427

Deferred income taxes                                                 773

Other assets                                                        5,271           5,099

Long-term assets of discontinued operations                         2,995           8,600
                                                               ----------      ----------
          Total Assets                                         $  240,860      $  240,435
                                                               ==========      ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

     Notes payable                                             $               $      700

     Current maturities of long-term debt                          21,019          21,038

     Accounts payable                                              17,153          20,396

     Other current liabilities                                     27,819          25,778

     Current liabilities of discontinued operations                 2,379           2,060
                                                               ----------      ----------
          Total Current Liabilities                                68,370          69,972


Long-term debt                                                     31,500          42,000

Deferred income taxes                                                               1,142

Other liabilities                                                  16,759          17,929

Shareholders' Equity

     Common stock, par value $.01 per share; 30,000
        shares authorized; 11,698 and 11,672 shares issued            117             117

     Additional paid-in capital                                    90,912          85,682

     Retained earnings                                             70,434          61,823

     Accumulated other comprehensive loss                          (5,216)         (5,554)
                                                               ----------      ----------
                                                                  156,247         142,068

     Less treasury stock at cost, 1,291 and 1,467 shares           32,016          32,676
                                                               ----------      ----------
                                                                  124,231         109,392
                                                               ----------      ----------
          Total Liabilities and Shareholders' Equity           $  240,860      $  240,435
                                                               ==========      ==========

See notes to condensed consolidated financial statements.

                                       ENGINEERED SUPPORT SYSTEMS, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (in thousands, except per share amounts)

                                                        Three Months Ended              Six Months Ended
                                                            April 30                       April 30
                                                     ------------------------      --------------------------
                                                        2002           2001           2002             2001
                                                     ---------      ---------      ----------      ----------
Net revenues                                         $  91,780      $  94,550      $  183,066      $  180,680

Cost of revenues                                        70,018         75,866         141,392         144,619
                                                     ---------      ---------      ----------      ----------


Gross profit                                            21,762         18,684          41,674          36,061

Selling, general and administrative
     expense                                            10,305          9,749          19,699          18,804
                                                     ---------      ---------      ----------      ----------
Operating income from continuing
     operations                                         11,457          8,935          21,975          17,257


Interest expense                                          (756)        (1,702)         (1,619)         (3,773)

Interest income                                             60             32              82             125

Gain (loss) on sale of assets                                               2               3              (1)
                                                     ---------      ---------      ----------      ----------


Income from continuing operations                       10,761          7,267          20,441          13,608

Income tax provision                                     4,197          2,907           7,975           5,443
                                                     ---------      ---------      ----------      ----------
Net income from continuing
     operations                                          6,564          4,360          12,466           8,165

Discontinued operations:

     Income (loss) from discontinued operations,
         net of income tax                                (143)            84            (524)            120

     Estimated loss on disposal,
          net of income tax                             (3,145)                        (3,145)
                                                     ---------      ---------      ----------      ----------

Net income                                           $   3,276      $   4,444      $    8,797      $    8,285
                                                     =========      =========      ==========      ==========

Basic earnings per share (1):

     Continuing operations                           $    0.63      $    0.47      $     1.21      $     0.89

     Discontinued operations:

          Income (loss)                                  (0.01)          0.01           (0.05)           0.01

          Estimated loss on disposal                     (0.30)                         (0.30)
                                                     ---------      ---------      ----------      ----------

                    Total                            $    0.32      $    0.48      $     0.86      $     0.90
                                                     =========      =========      ==========      ==========

Diluted earnings per share (1):

     Continuing operations                           $    0.61      $    0.44      $     1.17      $     0.84

     Discontinued operations:

          Income (loss)                                  (0.01)          0.01           (0.05)           0.01

          Estimated loss on disposal                     (0.29)                         (0.29)
                                                     ---------      ---------      ----------      ----------

                    Total                            $    0.31      $    0.45      $     0.83      $     0.85
                                                     =========      =========      ==========      ==========

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

                               ENGINEERED SUPPORT SYSTEMS, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                         (UNAUDITED)

                                                                         Six Months Ended
                                                                              April 30
                                                                     ------------------------
                                                                       2002            2001
                                                                     ---------      ---------
From operating activities:

     Net income of continuing operations                             $  12,466      $   8,165

     Depreciation and amortization                                       2,678          4,819

     (Gain) loss on sale of assets                                          (3)             1
                                                                     ---------      ---------
          Cash provided before changes in operating
               assets and liabilities                                   15,141         12,985


     Net decrease in non-cash current assets                            14,524          3,536

     Net decrease in non-cash current liabilities                       (1,565)        (5,059)

     (Increase) decrease in other assets                                   927           (319)
                                                                     ---------      ---------


          Net cash provided by continuing operations                    29,027         11,143

          Net cash provided by discontinued operations                     552          1,000
                                                                     ---------      ---------

          Net cash provided by operating activities                     29,579         12,143
                                                                     ---------      ---------

From investing activities:

     Additions to property, plant and equipment                         (1,739)        (1,027)

     Proceeds from sale of property, plant and equipment                     3              4
                                                                     ---------      ---------


          Net cash used in continuing operations                        (1,736)        (1,023)

          Net cash provided by (used in) discontinued operations             1           (143)
                                                                     ---------      ---------

          Net cash used in investing activities                         (1,735)        (1,166)
                                                                     ---------      ---------

From financing activities:

     Net payments under line-of-credit agreement                          (700)        (3,300)

     Payments of long-term debt                                        (10,519)        (8,509)

     Purchase of treasury stock                                                           (92)

     Exercise of stock options                                           3,842          2,395

     Cash dividends                                                       (185)          (154)
                                                                     ---------      ---------


          Net cash used in continuing operations                        (7,562)        (9,660)

          Net cash used in discontinued operations
                                                                     ---------      ---------
          Net cash used in financing activities                         (7,562)        (9,660)
                                                                     ---------      ---------


Net increase in cash and cash equivalents                               20,282          1,317


Cash and cash equivalents at beginning of period                         1,015            719
                                                                     ---------      ---------

Cash and cash equivalents at end of period                           $  21,297      $   2,036
                                                                     =========      =========


See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC
                       NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS (UNAUDITED)
                  (in thousands, except per share amounts)
                               APRIL 30, 2002

NOTE A - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

         Basic earnings per share for the three months ended April 30, 2002 and 2001 is based on average basic common shares outstanding of 10,317 and 9,220, respectively. Diluted earnings per share for the three months ended April 30, 2002 and 2001 is based on average diluted common shares outstanding of 10,703 and 9,866, respectively.

         Basic earnings per share for the six months ended April 30, 2002 and 2001 is based on average basic common shares outstanding of 10,272 and 9,160, respectively. Diluted earnings per share for the six months ended April 30, 2002 and 2001 is based on average diluted common shares outstanding of 10,659 and 9,733, respectively.

NOTE C - OTHER COMPREHENSIVE INCOME (LOSS)

         The Company's other comprehensive income (loss) for the three months ended April 30, 2002 and 2001 was $188 and $(148), respectively, and for the six months ended April 30, 2002 and 2001 was $338 and $(616), respectively. The components of other comprehensive income (loss) include a minimum pension liability adjustment and an adjustment to the fair value of derivatives.

NOTE D - DISCONTINUED OPERATIONS

         During the quarter ended April 30, 2002, the Company formally adopted a plan to dispose of Engineered Specialty Plastics, Inc. (ESP), a wholly-owned subsidiary representing the entirety of the Plastic Products business segment. The Company expects that the disposition through sale of ESP will be completed by the end of fiscal 2002. In conjunction with this plan, the Company recorded an estimated loss on disposal of discontinued operations of $3.1 million in the quarter ended April 30, 2002 to reduce the carrying value of ESP's net assets to their estimated fair value less estimated selling costs. Accordingly, the Company has reported the results of operations of ESP as discontinued operations for the three and six months ended April 30, 2002 and 2001 in the Condensed Consolidated Statements of Income. All assets and liabilities associated with ESP have been reclassified as assets and liabilities of discontinued operations on the April 30, 2002 and October 31, 2001 Condensed Consolidated Balance Sheets. Certain information with respect to the discontinued operations of ESP for the three and six month periods ended April 30, 2002 and 2001 is as follows:

                                                                  Three Months Ended           Six Months Ended
                                                                       April 30                    April 30
                                                                ----------------------      ----------------------
                                                                  2002          2001          2002          2001
                                                                --------      --------      --------      --------
Net revenues                                                    $  3,266      $  5,509      $  6,096      $ 10,480
                                                                ========      ========      ========      ========

Income (loss) from operations, net of income tax                $   (143)     $     84      $   (524)     $    120

Estimated loss on disposal, net of income tax                     (3,145)                     (3,145)
                                                                --------      --------      --------      --------

Income (loss) on discontinued operations, net of income tax     $ (3,276)     $     84      $ (3,669)     $    120
                                                                ========      ========      ========      ========

Certain information with respect to the assets and liabilities of ESP is summarized as follows:

                                                                April 30     October 31
                                                                  2002          2001
                                                                --------     ----------
Accounts receivable                                             $  2,415      $  2,598
Inventories                                                        4,450         4,593
Other assets                                                          19            (7)
Property, plant and equipment                                      2,995         8,600
                                                                --------      --------
     Assets of Discontinued Operations                          $  9,879      $ 15,784
                                                                ========      ========

Accounts payable                                                $  1,905      $  1,544
Accrued expenses and other liabilities                               474           516
                                                                --------      --------
     Liabilities of Discontinued Operations                     $  2,379      $  2,060
                                                                ========      ========

NOTE E - CONTRACTS IN PROCESS AND INVENTORIES

         Contracts in process and inventories of certain of the Company's operating subsidiaries (Systems & Electronics Inc., Engineered Air Systems, Inc., Keco Industries, Inc. and Engineered Electric Company) represent accumulated contract costs, estimated earnings thereon based upon the percentage of completion method and contract inventories reduced by the contract value of delivered items. Inventories of Engineered Coil Company are valued at the lower of cost or market using the first-in, first-out method. Contracts in process and inventories are comprised of the following:

                                                April 30, 2002     October 31, 2001
                                                --------------     ----------------
Raw materials                                   $        4,746     $          3,137

Work-in-process                                          1,851                1,448

Inventories substantially applicable to
   government contracts in process, less
   progress payments of $40,316 and
   $59,069                                              36,944               44,806
                                                --------------     ----------------
                                                $       43,541     $         49,391
                                                ==============     ================

NOTE F - GOODWILL AND INTANGIBLE ASSETS

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

         The Company adopted SFAS 141 and SFAS 142 as of November 1, 2001. The Company has identified its reporting units to be its operating subsidiaries with the exception of Systems & Electronics Inc., which comprises two reporting units: the Heavy Military Support Equipment and the Electronics and Automation Systems operating segments of the Company. The carrying value of each reporting unit as of November 1, 2001 was determined by assigning assets and liabilities, including existing goodwill and intangible assets, to the reporting units. Upon adoption of SFAS 142, amortization of goodwill ceased. The Company has performed a transitional goodwill impairment assessment which resulted in no impairment of goodwill. An annual impairment test will be performed in the fourth quarter of each fiscal year.

         The following pro forma information reconciles reported net income from continuing operations for the three and six months ended April 30, 2001 to adjusted net income from continuing operations, which reflects the adoption of SFAS 142:

                                                          Three Months Ended             Six Months Ended
                                                               April 30                      April 30
                                                       -------------------------     --------------------------
                                                          2002           2001            2002           2001
                                                       ----------     ----------     -----------     ----------
Reported net income from continuing operations         $    6,564     $    4,360     $    12,466     $    8,165

Goodwill amortization, net of tax benefit                                    477                            934
                                                       ----------     ----------     -----------     ----------

Adjusted net income from continuing operations         $    6,564     $    4,837     $    12,466     $    9,099
                                                       ==========     ==========     ===========     ==========

Basic earnings per share:
    Reported net income from continuing operations     $     0.63     $     0.47     $      1.21     $     0.89
    Goodwill amortization, net of tax benefit                               0.05                           0.10
                                                       ----------     ----------     -----------     ----------
    Adjusted net income from continuing operations     $     0.63     $     0.52     $      1.21     $     0.99
                                                       ==========     ==========     ===========     ==========

Diluted earnings per share:
    Reported net income from continuing operations     $     0.61     $     0.44     $      1.17     $     0.84
    Goodwill amortization, net of tax benefit                               0.05                           0.09
                                                       ----------     ----------     -----------     ----------
    Adjusted net income from continuing operations     $     0.61     $     0.49     $      1.17     $     0.93
                                                       ==========     ==========     ===========     ==========

Discontinued operations had no goodwill amortization in the three and six month periods ended April 30, 2001.

NOTE G - DERIVATIVES AND HEDGING ACTIVITY

         During the six months ended April 30, 2002, the Company's derivative contracts consisted only of interest rate swaps used by the Company to convert a portion of its variable rate long-term debt to fixed rates. At April 30, 2002, the Company recorded a liability of $895 related to the fair value of those interest rate swap agreements, which are designated as and considered highly effective cash flow hedges of the Company's forecasted variable rate interest payments. The entire corresponding loss, net of income tax, is recorded in shareholders' equity as accumulated other comprehensive loss.

NOTE H - SEGMENT INFORMATION

         The Company operates in three segments: Light Military Support Equipment, Heavy Military Support Equipment, and Electronics and Automation Systems. Inter-segment revenues for the three and six months ended April 30, 2002 and 2001, respectively, were not significant. Total assets by segment as disclosed in the Company's annual report for the year ended October 31, 2001 have not changed materially since that date. Goodwill by segment as of both October 31, 2001 and April 30, 2002 totaled $21,708 for Light Military Support Equipment, $25,650 for Heavy Military Support Equipment and $24,069 for Electronics and Automation Systems. In addition, there have been no changes in either the basis of segmentation or the measurement of segment income since October 31, 2001. Information by segment is as follows:

                                               Three Months Ended             Six Months Ended
                                                    April 30                       April 30
                                            ------------------------      --------------------------
                                               2002           2001           2002            2001
                                            ---------      ---------      ----------      ----------
Net revenues:

     Light military support equipment       $  37,379      $  39,699      $   76,962      $   75,122

     Heavy military support equipment          34,421         33,659          65,445          63,655

     Electronics and automation systems        19,980         21,192          40,659          41,903
                                            ---------      ---------      ----------      ----------

                         Total              $  91,780      $  94,550      $  183,066      $  180,680
                                            =========      =========      ==========      ==========

Income from continuing operations:

     Light military support equipment       $   4,350      $   4,006      $    9,700      $    7,186

     Heavy military support equipment           5,664          2,983           8,951           6,840

     Electronics and automation systems         1,443          1,946           3,324           3,231
                                            ---------      ---------      ----------      ----------

                                               11,457          8,935          21,975          17,257

Interest expense                                 (756)        (1,702)         (1,619)         (3,773)

Interest income                                    60             32              82             125

Gain (loss) on sale of assets                                      2               3              (1)
                                            ---------      ---------      ----------      ----------

Income from continuing operations
     before income taxes                    $  10,761      $   7,267      $   20,441      $   13,608
                                            =========      =========      ==========      ==========


NOTE I - SUBSEQUENT EVENT

         Effective May 10, 2002, the Company acquired all of the outstanding stock of Radian, Inc., a supplier of engineering, logistics support and systems integration services to the U.S. Department of Defense. The purchase price was $41.8 million, consisting of $39.8 million in cash and $2.0 million in common stock of the Company. The Company financed the cash portion of the transaction with existing cash balances and with short-term borrowings under the revolving credit facility.

                      ENGINEERED SUPPORT SYSTEMS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

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

         During the quarter ended April 30, 2002, the Company formally adopted a plan to dispose of Engineered Specialty Plastics, Inc. (ESP), a wholly-owned subsidiary representing the entirety of the Plastic Products business segment. In conjunction with this plan, the Company recorded an estimated loss on disposal totaling $3.1 million, or $.29 per diluted common share, in the quarter ended April 30, 2002 to reduce the carrying value of ESP's net assets to their estimated fair value less estimated selling costs. Accordingly, the Company has reported the results of operations of ESP as discontinued operations for the three and six months ended April 30, 2002 and 2001 in the Condensed Consolidated Statements of Income. Additionally, all depreciation on the property, plant and equipment of ESP was suspended as of April 30, 2002.

         The following analysis should be read in this context.

RESULTS OF OPERATIONS

         Consolidated net revenues from continuing operations decreased $2.8 million, or 2.9%, to $91.8 million in the second quarter of 2002 compared to $94.6 million in the second quarter of 2001. The decrease was primarily the result of lower net revenues in the Light Military Support Equipment segment due to lower production levels on several programs throughout the quarter. Gross profit from continuing operations for the three months ended April 30, 2002 increased $3.1 million, or 16.5%, to $21.8 million (23.7% of consolidated net revenues) from $18.7 million (19.8% of consolidated net revenues) in the comparable 2001 period. The increase in gross profit was primarily a result of improved operating performance in the Heavy Military Support Equipment segment. Selling, general and administrative expense from continuing operations increased $0.6 million, or 5.7%, in the second quarter of 2002 to $10.3 million (11.2% of consolidated net revenues) from $9.7 million (10.3% of consolidated net revenues) in the second quarter of 2001. As a result of the above, operating income from continuing operations increased $2.5 million, or

28.2%, in the quarter ended April 30, 2002 to $11.4 million from $8.9 million in the second quarter of 2001.

         Consolidated net revenues from continuing operations increased $2.4 million, or 1.3%, to $183.1 million in the six months ended April 30, 2002 compared to $180.7 million in the first half of 2001. Marginal increases in the Light Military Support Equipment and Heavy Military Support Equipment segments were slightly offset by lower revenues in the Electronics and Automation Systems segment. Gross profit from continuing operations for the six months ended April 30, 2002 increased $5.6 million, or 15.6%, to $41.7 million (22.8% of consolidated net revenues) from $36.1 million (20.0% of consolidated net revenues) in the comparable 2001 period. Selling, general and administrative expense from continuing operations increased $0.9 million, or 4.8%, in the first half of 2002 to $19.7 million (10.8% of consolidated net revenues) from $18.8 million (10.4% of consolidated net revenues) in the prior year. As a result of the above, income from continuing operations increased $4.7 million, or 27.3%, in the six months ended April 30, 2002 to $22.0 million from $17.3 million in the first half of 2001.

         LIGHT MILITARY SUPPORT EQUIPMENT. Net revenues for the Light Military Support Equipment segment decreased by $2.3 million, or 5.8%, to $37.4 million in the second quarter of 2002 from $39.7 million in the second quarter of 2001 due to lower production levels on several programs throughout the period. However, in the six months ended April 30, 2002, net revenues for the segment increased by $1.8 million, or 2.4%, to $76.9 million from $75.1 million in the first half of 2001. Gross profit for the segment increased by $0.4 million, or 5.1%, in the second quarter of 2002 to $8.3 million (22.2% of segment net revenues) from $7.9 million (19.8% of segment net revenues) in the second quarter of 2001. Likewise, gross profit for the segment increased by $2.7 million, or 18.2%, in the six months ended April 30, 2002 to $17.4 million (22.6% of segment net revenues) from $14.7 million (19.6% of segment net revenues) in the first half of 2001. Significant gross margin improvements resulted from certain key Light Military Support Equipment programs including contracts for Tactical Quiet Generators and for the Chemical/Biological Protection Shelter systems. Income from operations increased by $0.4 million, or 8.6%, in the second quarter of 2002 to $4.4 million from $4.0 million in the second quarter of 2001, and increased by $2.5 million, or 35.0%, in the first half of 2002 to $9.7 million from $7.2 million in the first half of 2001, as a result of the gross profit gains noted above and due to the elimination of goodwill amortization, which totaled $0.3 million in the second quarter of 2001 and $0.5 million in the first half of 2001, in accordance with the adoption of SFAS 142.

         HEAVY MILITARY SUPPORT EQUIPMENT. Net revenues for the Heavy Military Support Equipment segment increased by $0.8 million, or 2.3%, to $34.4 million in the second quarter of 2002 from $33.6 million in the second quarter of 2001. For the six months ended April 30, 2002, net revenues for the segment increased by $1.8 million, or 2.8%, to $65.4 million from $63.6 million in the first half of 2001. Gross profit for the segment increased by $3.1 million, or 46.9%, in the second quarter of 2002 to $9.7 million (28.2% of segment net revenues) from $6.6 million (19.6% of segment net revenues) in the second quarter of 2001. For the six months ended April 30, 2002, gross profit for the segment increased by $2.7 million, or 20.0%, to $16.3 million (25.0% of segment net revenues) from $13.6 million (21.4% of segment net revenues) in the first half of 2001. Significant gross margin improvements for the three and six month periods ended April 30, 2002 were realized on the Tunner 60-K Aircraft Cargo Loader/Transporter and on the M1000 Heavy Equipment Transporter. Income from operations increased by $2.7 million, or 89.9%, in the second quarter of 2002 to $5.7 million from $3.0 million in the second quarter of 2001, and increased by $2.1 million, or 30.9%, in the first half of 2002 to $9.0 million from $6.9 million in the first half of 2001, as a result of the gross profit gains noted above and due to the elimination of goodwill amortization, which totaled $0.3 million in the second quarter of 2001 and $0.6 million in the first half of 2001, in accordance with the adoption of SFAS 142.

         ELECTRONICS AND AUTOMATION SYSTEMS. Net revenues for the Electronics and Automation Systems segment decreased by $1.2 million, or 5.7%, to $20.0 million in the second quarter of 2002 from $21.2 million in the second quarter of 2001. For the six months ended April 30, 2002, net revenues for the segment decreased by $1.2 million, or 3.0%, to $40.7 million from $41.9 million in the first half of 2001. These decreases were primarily due to lower revenues from the U.S. Postal Service. Gross profit for the segment decreased by $0.4 million, or 10.2%, in the second quarter of 2002 to $3.8 million (18.9% of segment net revenues) from $4.2 million (19.8% of segment net revenues) in the second quarter of 2001. For the six months ended April 30, 2002, gross profit for the segment increased by $0.2 million, or 2.7%, to $7.9 million (19.4% of segment net revenues) from $7.7 million (18.3% of segment net revenues) in the first half of 2001. Income from operations decreased by $0.5 million, or 25.8%, in the second quarter of 2002 to $1.4 million from $1.9 million in the second quarter of 2001, and increased by $0.1 million, or 2.9%, in the first half of 2002 to $3.3 million from $3.2 million in the first half of 2001, as a result of the above and due to the elimination of goodwill amortization, which totaled $0.2 million in the second quarter of 2001 and $0.4 million in the first half of 2001, in accordance with the adoption of SFAS 142.

         Net interest expense decreased by $1.0 million to $0.7 million in the second quarter of 2002 and by $2.1 million to $1.5 million in the six months ended April 30, 2002. These decreases were primarily a result of lower outstanding borrowings on the Company's revolving and term-debt credit facilities, as well as the impact of lower interest rates. The effective income tax rate was 39.0% for the three and six months ended April 30, 2002 as compared to 40.0% for the three and six months ended April 30, 2001. The reduction in the Company's effective income tax rate resulted from the implementation of various tax planning strategies in fiscal 2001. As a result of the foregoing, net income from continuing operations increased 50.6% to $6.6 million (7.2% of consolidated net revenues) in the quarter ended April 30, 2002 as compared to $4.4 million (4.6% of consolidated net revenues) in the second quarter of 2001. For the six months ended April 30, 2002, net income from continuing operations increased 52.7% to $12.5 million (6.8% of consolidated net revenues) from $8.2 million (4.5% of consolidated net revenues for the first half of 2001.

         As previously noted, in the second quarter of 2002 the Company recorded an estimated loss, net of income tax, of $3.1 million related to the disposal of ESP. In addition, the Company realized income (loss) from ESP operations, net of income tax, of $(0.1) million and $0.1 million in the second quarter of 2002 and 2001, respectively, and of $(0.5) million and $0.1 million in the six months ended April 30, 2002 and 2001, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to periodic impairment tests. All other intangible assets will be amortized over their useful lives. In addition, SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations. The Company adopted SFAS 141 and SFAS 142 as of November 1, 2001 and had no impairment of goodwill as a result of its transitional assessment.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121. The Company adopted SFAS 144 effective November 1, 2001. In the quarter ended April 30, 2002, the Company accounted for the planned disposition through sale of ESP as discontinued operations in accordance with SFAS 144.

LIQUIDITY AND CAPITAL RESOURCES

         In conjunction with the acquisition of SEI in September 1999, the Company entered into a new credit agreement to provide a $90.0 million term loan and a $55.0 million revolving credit facility. The Company's primary sources of short-term financing are from cost reimbursements under contracts with the U.S. government via receipt of progress payments, billings for delivered products and borrowings under the revolving line of credit. As of April 30, 2002, the Company had no borrowings against the revolving line of credit, remaining availability under the line of credit of $42.3 million and a cash balance of $21.3 million.

         During the period ended April 30, 2002, the Company's derivative contracts consisted only of interest rate swaps used by the Company to convert a portion of its variable rate long-term debt to fixed rates. At April 30, 2002, the Company recorded a liability of $0.9 million related to the fair value of those interest rate swap agreements, which are designated as and considered highly effective cash flow hedges of the Company's forecasted variable rate interest payments. The entire corresponding loss, net of income tax, was recorded in shareholders' equity as accumulated other comprehensive loss.

           At April 30, 2002, the Company's working capital and ratio of current assets to current liabilities were $48.6 million and 1.71 to 1 as compared with $41.3 million and 1.59 to 1 at October 31, 2001. The Company generated cash flow from continuing operations of $29.0 million in the six months ended April 30, 2002 as compared to $11.1 million in the first six months of 2001. Investment in property, plant and equipment totaled $1.7 million and $1.0 million for the first six months of 2002 and 2001, respectively. The Company anticipates that capital expenditures in 2002 should not exceed $5.0 million. Management believes that cash flow generated from operations, together with the available line of credit, will provide the necessary resources to meet the needs of the Company in the foreseeable future.

BUSINESS AND MARKET CONSIDERATIONS

         Approximately 95% of consolidated net revenues from continuing operations for the six months ended April 30, 2002 were directly or indirectly derived from defense orders by the U.S. government and its agencies. As of April 30, 2002, the Company's funded backlog of orders totaled $359.5 million, with related customer options of an additional $581.6 million.

         Management continues to pursue potential acquisitions, primarily of those companies providing strategic consolidation within the defense industry. Effective May 10, 2002, the Company acquired all of the outstanding stock of Radian, Inc., a supplier of engineering, logistics support and systems integration services to the U.S. Department of Defense. The purchase price was $41.8 million consisting of $39.8 million in cash and $2.0 million in common stock of the Company. Radian, Inc. generated revenues of approximately $53 million for the year ended December 31, 2001.

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

                                   PART II
                              OTHER INFORMATION

Items 1-3 Not applicable.

Item 4    Submission of Matters to a Vote of Security Holders.

          (a) A special meeting of shareholders of the Company was held on June 4, 2002.

          (b) Not applicable.

          (c) The proposal for the approval of the Engineered Support Systems, Inc. 2002 Stock Option Plan and the allocation of 1,150,000 shares of Engineered Support Systems, Inc. common stock to the Plan was ratified. There were 6,961,927 votes for the proposal, 914,953 votes against the proposal and 19,886 votes representing abstentions.

          (d) Not applicable.

Item 5    Not applicable.

Item 6    Exhibits and Reports on Form 8-K.

          (a)     Exhibits
                  11.  Statement Re: Computation of Earnings Per Share

          (b) No reports on Form 8-K were filed during the six months ended April 30, 2002.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ENGINEERED SUPPORT SYSTEMS, INC.

Date:    June 13, 2002                      By:  /s/ Michael F. Shanahan, Sr.
      ---------------------------------         ------------------------------
                                                   Michael F. Shanahan, Sr.
                                                  Chairman of the Board and
                                                   Chief Executive Officer


Date:    June 13, 2002                      By:      /s/ Gary C. Gerhardt
      --------------------------------          -------------------------------
                                                       Gary C. Gerhardt
                                                Vice Chairman - Administration
                                                 and Chief Financial Officer