Form 10-Q
period 2002-07-31
ENGINEERED SUPPORT SYSTEMS INC
filed 2002-09-16
CIK 772891

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                  FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d)

                   of the Securities Exchange Act of 1934

 For the nine months ended July 31, 2002        Commission file number 0-13880

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

         The number of shares of the Registrant's common stock, $.01 par value, outstanding at August 31, 2002 was 10,526,677.

                                    ENGINEERED SUPPORT SYSTEMS, INC.

                                                 INDEX


                                                                                                   Page
                                                                                                   ----
Part I - Financial Information

      Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of July 31, 2002 and
         October 31, 2001..........................................................................  3

         Condensed Consolidated Statements of Income for the three and nine months ended July 31, 2002 and 2001.......................................................  4

         Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2002 and 2001..............................................................  5

         Notes to Condensed Consolidated Financial Statements......................................  6

      Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................................... 12

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................... 17

Part II - Other Information

      Items 1-6.................................................................................... 18

Signatures......................................................................................... 19

Exhibits........................................................................................... 21

                                        ENGINEERED SUPPORT SYSTEMS, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands, except per share amounts)

                                                                                  July 31             October 31
                                                                                    2002                 2001
                                                                                -----------           ----------
                                                                                (Unaudited)
                               ASSETS

Current Assets
     Cash and cash equivalents                                                  $   2,015             $   1,015
     Accounts receivable                                                           40,007                31,430
     Contracts in process and inventories                                          46,680                49,391
     Deferred income taxes                                                         14,248                19,901
     Other current assets                                                           2,790                 2,316
     Current assets of discontinued operations                                      8,274                 7,184
                                                                                ---------             ---------
          Total Current Assets                                                    114,014               111,237

Property, plant and equipment, less accumulated
     depreciation of $24,533 and $21,007                                           42,966                44,072
Goodwill                                                                          103,447                71,427
Other assets                                                                       20,516                 5,099
Long-term assets of discontinued operations                                         2,417                 8,600
                                                                                ---------             ---------
          Total Assets                                                          $ 283,360             $ 240,435
                                                                                =========             =========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Notes payable                                                              $  22,000             $     700
     Current maturities of long-term debt                                          21,009                21,038
     Accounts payable                                                              20,700                20,396
     Other current liabilities                                                     31,263                25,778
     Current liabilities of discontinued operations                                 3,092                 2,060
                                                                                ---------             ---------
          Total Current Liabilities                                                98,064                69,972

Long-term debt                                                                     26,251                42,000
Deferred income taxes                                                                                     1,142
Other liabilities                                                                  24,241                17,929

Shareholders' Equity
     Common stock, par value $.01 per share; 30,000
        shares authorized; 11,721 and 11,672 shares issued                            117                   117
     Additional paid-in capital                                                    94,515                85,682
     Retained earnings                                                             76,922                61,823
     Accumulated other comprehensive loss                                          (5,035)               (5,554)
                                                                                ---------             ---------
                                                                                  166,519               142,068
     Treasury stock at cost, 1,210 and 1,467 shares                               (31,715)              (32,676)
                                                                                ---------             ---------
                                                                                  134,804               109,392
                                                                                ---------             ---------
          Total Liabilities and Shareholders' Equity                            $ 283,360             $ 240,435
                                                                                =========             =========

See notes to condensed consolidated financial statements.

                                          ENGINEERED SUPPORT SYSTEMS, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (in thousands, except per share amounts)

                                                         Three Months Ended                  Nine Months Ended
                                                              July 31                             July 31
                                                   -----------------------------         --------------------------
                                                       2002              2001               2002            2001
                                                   ------------       ----------         ----------      ----------
Net revenues                                       $   106,599        $   91,332         $  289,665      $  272,012
Cost of revenues                                       (80,808)          (72,509)          (222,200)       (217,128)
                                                   -----------        ----------         ----------      ----------

Gross profit                                            25,791            18,823             67,465          54,884
Selling, general and administrative expense            (12,142)           (9,796)           (31,841)        (28,600)
Restructuring expense                                   (1,441)                              (1,441)
                                                   -----------        ----------         ----------      ----------
Operating income from continuing operations             12,208             9,027             34,183          26,284

Interest expense                                          (867)           (1,337)            (2,489)         (5,110)
Interest income                                             21                48                106             173
Gain on sale of assets                                       1                 5                  4               9
                                                   -----------        ----------         ----------      ----------

Income from continuing operations                       11,363             7,743             31,804          21,356
Income tax provision                                    (4,430)           (3,097)           (12,405)         (8,542)
                                                   -----------        ----------         ----------      ----------
Net income from continuing operations                    6,933             4,646             19,399          12,814

Discontinued operations:
     Income (loss) from discontinued operations,
         net of income tax                                  97               166               (427)            283

     Estimated loss on disposal,
          net of income tax                               (352)                              (3,497)
                                                   -----------        ----------         ----------      ----------

Net income                                         $     6,678        $    4,812         $   15,475      $   13,097
                                                   ===========        ==========         ==========      ==========

Basic earnings per share:
     Continuing operations                         $      0.66        $     0.50         $     1.88      $     1.39
     Discontinued operations:
          Income (loss)                                   0.01              0.02              (0.04)           0.03
          Estimated loss on disposal                     (0.03)                               (0.34)
                                                   -----------        ----------         ----------      ----------

                    Total                          $      0.64        $     0.52         $     1.50      $     1.42
                                                   ===========        ==========         ==========      ==========

Diluted earnings per share:
     Continuing operations                         $      0.64        $     0.44         $     1.81      $     1.28
     Discontinued operations:
          Income (loss)                                   0.01              0.02              (0.04)           0.03
          Estimated loss on disposal                     (0.03)                               (0.33)
                                                   -----------        ----------         ----------      ----------

                    Total                          $      0.62        $     0.46         $     1.44      $     1.31
                                                   ===========        ==========         ==========      ==========

See notes to condensed consolidated financial statements.

                                        ENGINEERED SUPPORT SYSTEMS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)
                                                  (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                              July 31
                                                                                   ----------------------------
                                                                                       2002              2001
                                                                                   ----------        ----------
From operating activities:
     Net income from continuing operations                                         $   19,399        $   12,814
     Depreciation and amortization                                                      4,758             7,211
     Gain on sale of assets                                                                (4)               (9)
                                                                                   ----------        ----------
          Cash provided before changes in operating
               assets and liabilities                                                  24,153            20,016

     Net decrease in non-cash current assets                                           17,032             7,668
     Net decrease in non-cash current liabilities                                      (3,507)           (3,340)
     (Increase) decrease in other assets                                                  796              (577)
                                                                                   ----------        ----------

          Net cash provided by continuing operations                                   38,474            23,767
          Net cash provided by (used in) discontinued operations                          (37)            2,734
                                                                                   ----------        ----------
          Net cash provided by operating activities                                    38,437            26,501
                                                                                   ----------        ----------
From investing activities:
     Purchase of Radian, net of cash acquired                                         (39,992)
     Purchase of UPSI, net of cash acquired                                            (5,497)
     Additions to property, plant and equipment                                        (1,976)           (1,381)
     Proceeds from sale of property, plant and equipment                                    4                11
                                                                                   ----------        ----------

          Net cash used in continuing operations                                      (47,461)           (1,370)
          Net cash provided by (used in) discontinued operations                            1              (162)
                                                                                   ----------        ----------
          Net cash used in investing activities                                       (47,460)           (1,532)
                                                                                   ----------        ----------
From financing activities:
     Net payments under line-of-credit agreement                                       21,300           (16,300)
     Payments of long-term debt                                                       (15,779)          (12,770)
     Purchase of treasury stock                                                                             (92)
     Exercise of stock options                                                          4,875             6,041
     Cash dividends                                                                      (373)             (324)
                                                                                   ----------        ----------

          Net cash provided by (used in) continuing operations                         10,023           (23,445)
          Net cash used in discontinued operations
                                                                                   ----------        ----------
          Net cash provided by (used in) financing activities                          10,023           (23,445)
                                                                                   ----------        ----------

Net increase in cash and cash equivalents                                               1,000             1,524

Cash and cash equivalents at beginning of period                                        1,015               719
                                                                                   ----------        ----------

Cash and cash equivalents at end of period                                         $    2,015        $    2,243
                                                                                   ==========        ==========

See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC
                       NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS (UNAUDITED)
                  (in thousands, except per share amounts)
                                JULY 31, 2002

NOTE A - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

         Basic earnings per share for the three months ended July 31, 2002 and 2001 is based on average basic common shares outstanding of 10,472 and 9,360, respectively. Diluted earnings per share for the three months ended July 31, 2002 and 2001 is based on average diluted common shares outstanding of 10,810 and 10,500, respectively.

         Basic earnings per share for the nine months ended July 31, 2002 and 2001 is based on average basic common shares outstanding of 10,340 and 9,226, respectively. Diluted earnings per share for the nine months ended July 31, 2002 and 2001 is based on average diluted common shares outstanding of 10,710 and 9,991, respectively.

NOTE C - ACQUISITIONS

         On May 10, 2002, the Company acquired all of the outstanding common stock of Radian, Inc., a supplier of engineering, logistics support and systems integration services to the U.S. Department of Defense. The purchase price was approximately $42 million, which included consideration of $2.0 million in the common stock of the Company. The purchase price is net of $0.4 million of cash acquired. The fair value of the assets acquired, including goodwill of $26.6 million and customer-related intangibles of $15.3 million, was $58.3 million and liabilities assumed totaled $16.3 million. (Acquired customer-related intangibles, net of

$0.7 million of amortization to date, are included on the July 31, 2002 Condensed Consolidated Balance Sheet as Other Assets.) The cash portion of the purchase price was financed with available cash resources and short-term borrowings under the Company's revolving credit facility.

         On June 27, 2002, the Company acquired all of the outstanding common stock of Universal Power Systems, Inc. (UPSI), a provider of uninterruptible power supply systems for the U.S. Department of Defense, intelligence agencies and commercial customers. The purchase price was approximately $5.5 million plus certain contingent cash consideration based upon UPSI's net revenue levels through October 31, 2003. The fair value of the assets acquired, including goodwill of $5.4 million, was $6.6 million and liabilities assumed totaled $1.1 million. The purchased price was financed with short-term borrowings under the Company's revolving credit facility.

         Both companies will be included in the Light Military Support Equipment segment.

NOTE D - OTHER COMPREHENSIVE INCOME (LOSS)

         The Company's other comprehensive income (loss) for the three months ended July 31, 2002 and 2001 was $181 and $(102), respectively, and for the nine months ended July 31, 2002 and 2001 was $519 and $(718), respectively. The components of other comprehensive income (loss) include a minimum pension liability adjustment and an adjustment to the fair value of derivatives.

NOTE E - DISCONTINUED OPERATIONS

         During the second quarter of 2002, the Company formally adopted a plan to dispose of Engineered Specialty Plastics, Inc. (ESP), a wholly-owned subsidiary representing the entirety of the Plastic Products business segment. The Company expects that the disposition through sale of ESP will be completed by the end of fiscal 2002. In conjunction with this plan, the Company has recorded an estimated loss on disposal of discontinued operations of $3.5 million as of July 31, 2002 to reduce the carrying value of ESP's net assets to their estimated fair value less estimated selling costs. Accordingly, the Company has reported the results of operations of ESP as discontinued operations for the three and nine months ended July 31, 2002 and 2001 in the Condensed Consolidated Statements of Income. All assets and liabilities associated with ESP have been reclassified as assets and liabilities of discontinued operations on the July 31, 2002 and October 31, 2001 Condensed Consolidated Balance Sheets. Certain information with respect to the discontinued operations of ESP for the three and nine month periods ended July 31, 2002 and 2001 is as follows:

                                                                         Three Months Ended           Nine Months Ended
                                                                                July 31                    July 31
                                                                        ---------------------        --------------------
                                                                          2002         2001            2002         2001
                                                                        -------       -------        --------    --------
Net revenues                                                            $ 4,904       $ 7,876        $ 11,001    $ 18,356
                                                                        =======       =======        ========    ========

Income (loss) from operations, net of income tax                        $    97       $   166        $   (427)   $    283
Estimated loss on disposal, net of income tax                              (352)                       (3,497)
                                                                        -------       -------        --------    --------
Income (loss) on discontinued operations, net of income tax             $  (255)      $   166        $ (3,924)   $    283
                                                                        =======       =======        ========    ========

Certain information with respect to the assets and liabilities of ESP is summarized as follows:

                                                                        July 31      October 31
                                                                          2002          2001
                                                                        -------      ----------
Accounts receivable                                                     $ 3,362      $    2,598
Inventories                                                               4,854           4,586
Other assets                                                                 58
Property, plant and equipment                                             2,417           8,600
                                                                        -------      ----------
     Assets of Discontinued Operations                                  $10,691      $   15,784
                                                                        =======      ==========

Accounts payable                                                        $ 2,575      $    1,544
Accrued expenses and other liabilities                                      517             516
                                                                        -------      ----------
     Liabilities of Discontinued Operations                             $ 3,092      $    2,060
                                                                        =======      ==========

NOTE F - OPERATIONAL RESTRUCTURING

         During the quarter ended July 31, 2002, the Company announced a restructuring plan to improve both plant utilization and long-term profitability. Under the plan, the Company's Blue Ash, Ohio and Olivette, Missouri manufacturing locations will be closed during the year ending October 31, 2003 with related production efforts being relocated to other existing Company facilities. EITF No. 94-3 provides specific requirements as to the appropriate recognition of restructuring costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when benefit arrangements are communicated to affected employees in sufficient detail to enable the employees to determine the amount of benefits to be received upon termination. Other costs resulting from the restructuring plan that are not associated with or that do not benefit activities that will be continued are recognized at the date of commitment to the plan subject to certain conditions. For the cost to be accrued, the cost must not be associated with or incurred to generate revenues after the commitment date, and it must be either incremental to other costs incurred prior to the commitment date, or represent amounts under a contractual obligation that existed prior to the commitment date that will either continue after the plan is completed with no economic benefit or which will result in a penalty to cancel the obligation. Other costs directly related to the restructuring plan which are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred.

         The plan will involve terminating 113 employees. During the quarter ended July 31, 2002, the Company recorded the following amounts in the income statement in connection with the restructuring plan.

                 Severance and related benefits         $    789
                 Pension curtailment costs                   310
                 Loss on asset disposal                      189
                 Other                                       153
                                                        --------
                      Total                             $  1,441
                                                        ========

NOTE G - CONTRACTS IN PROCESS AND INVENTORIES

         Contracts in process and inventories of certain of the Company's operating subsidiaries (Systems & Electronics Inc., Engineered Air Systems, Inc., Keco Industries, Inc. and Engineered Electric Company and Radian, Inc.) represent accumulated contract costs, estimated earnings thereon based upon the percentage of completion method and contract inventories reduced by the contract value of delivered items. Inventories of Engineered Coil Company and Universal Power Systems, Inc. are valued at the lower of cost or market using the first-in, first-out method. Contracts in process and inventories are comprised of the following:

                                                            July 31, 2002          October 31, 2001
                                                           ---------------        ------------------
Raw materials                                              $     4,222               $     3,137
Work-in-process                                                  1,942                     1,448
Inventories substantially applicable to
   government contracts in process, less
   Progress payments of $47,779 and
   $59,069                                                      40,516                    44,806
                                                           -----------               -----------
                                                           $    46,680               $    49,391
                                                           ===========               ===========

NOTE H - GOODWILL AND INTANGIBLE ASSETS

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

         The following pro forma information reconciles reported net income from continuing operations for the three and nine months ended July 31, 2001 to adjusted net income from continuing operations, which reflects the adoption of SFAS 142:

                                                                        Three Months Ended              Nine Months Ended
                                                                             July 31                         July 31
                                                                       --------------------           ----------------------
                                                                         2002        2001               2002          2001
                                                                       -------      -------           --------       -------
Reported net income from continuing operations                         $ 6,933      $ 4,646           $ 19,399       $12,814

Goodwill amortization, net of tax benefit                                               478                            1,412
                                                                       -------      -------           --------       -------
Adjusted net income from continuing operations                         $ 6,933      $ 5,124           $ 19,399       $14,226
                                                                       =======      =======           ========       =======

Basic earnings per share:
    Reported net income from continuing operations                     $  0.66      $  0.50           $   1.88       $  1.39
    Goodwill amortization, net of tax benefit                                          0.05                             0.15
                                                                       -------      -------           --------       -------
    Adjusted net income from continuing operations                     $  0.66      $  0.55           $   1.88       $  1.54
                                                                       =======      =======           ========       =======

Diluted earnings per share:
    Reported net income from continuing operations                     $  0.64      $  0.44           $   1.81       $  1.28
    Goodwill amortization, net of tax benefit                                          0.05                             0.14
                                                                       -------      -------           --------       -------
    Adjusted net income from continuing operations                     $  0.64      $  0.49           $   1.81       $  1.42
                                                                       =======      =======           ========       =======

Discontinued operations had no goodwill amortization in the three and nine month periods ended July 31, 2001.

         The following disclosure presents certain information on the Company's acquired intangible assets as of July 31, 2002 and October 31, 2001. All acquired intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values. These amounts are included in Other Assets in the Condensed Consolidated Balance Sheets.

                                            Weighted Average
                                              Amortization            Gross           Accumulated     Net
                                                 Period               Amount          Amortization   Amount
                                            ----------------          -------         ------------   -------
Customer-related intangibles:
   July 31, 2002                               5.4 years              $15,300            $ 710       $14,590
   October 31, 2001                                                         0                0             0

         The amortization expense related to acquired intangible assets was $710 for the three and nine month periods ended July 31, 2002. There was no amortization expense related to acquired intangible assets for the three and nine month periods ended July 31, 2001.

NOTE I - DERIVATIVES AND HEDGING ACTIVITY

         During the nine months ended July 31, 2002, the Company's derivative contracts consisted only of interest rate swaps used by the Company to convert a portion of its variable rate long-term debt to fixed rates. At July 31, 2002, the Company recorded a liability of $599 related to the fair value of those interest rate swap agreements, which are designated as and considered highly effective cash flow hedges of the Company's forecasted variable rate interest payments. The entire corresponding loss, net of income tax, is recorded in shareholders' equity as accumulated other comprehensive loss.

NOTE J - SEGMENT INFORMATION

         The Company operates in three segments: Light Military Support Equipment, Heavy Military Support Equipment, and Electronics and Automation Systems. Inter-segment revenues for the three and nine months ended July 31, 2002 and 2001, respectively, were not significant. Total assets by segment as disclosed in the Company's annual report for the year ended October 31, 2001 have not changed materially since that date. Goodwill by segment as of October 31, 2001 totaled $21,708 for Light Military Support Equipment, $25,650 for Heavy Military Support Equipment and $24,069 for Electronics and Automation Systems. Goodwill by segment as of July 31, 2002 totaled $53,728 for Light Military Support Equipment, $25,650 for Heavy Military Support Equipment and $24,069 for Electronics and Automation Systems. In addition, there have been no changes in either the basis of segmentation or the measurement of segment income since October 31, 2001. Information by segment is as follows:

                                                                    Three Months Ended              Nine Months Ended
                                                                         July 31                         July 31
                                                                 ------------------------       -------------------------
                                                                   2002             2001           2002            2001
                                                                 ---------        -------       ---------       ---------
Net revenues:
     Light military support equipment                            $  47,871        $38,900       $ 124,833       $ 114,022

     Heavy military support equipment                               32,790         31,762          98,235          95,417

     Electronics and automation systems                             25,938         20,670          66,597          62,573
                                                                 ---------        -------       ---------       ---------

                         Total                                   $ 106,599        $91,332       $ 289,665       $ 272,012
                                                                 =========        =======       =========       =========

Operating income from continuing operations:
     Light military support equipment                            $   2,079        $ 2,573       $  11,779       $   9,759

     Heavy military support equipment                                5,380          3,863          14,331          10,703

     Electronics and automation systems                              4,749          2,591           8,073           5,822
                                                                 ---------        -------       ---------       ---------

                                                                    12,208          9,027          34,183          26,284

Interest expense                                                      (867)        (1,337)         (2,489)         (5,110)

Interest income                                                         21             48             106             173

Gain on sale of assets                                                   1              5               4               9
                                                                 ---------        -------       ---------       ---------
Income from continuing operations
     before income taxes                                         $  11,363        $ 7,743       $  31,804       $  21,356
                                                                 =========        =======       =========       =========

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

         During the second quarter of 2002, the Company formally adopted a plan to dispose of Engineered Specialty Plastics, Inc. (ESP), a wholly-owned subsidiary representing the entirety of the Plastic Products business segment. In conjunction with this plan, the Company recorded an estimated loss on disposal to reduce the carrying value of ESP's net assets to their estimated fair value less estimated selling costs. Accordingly, the Company has reported the results of operations of ESP as discontinued operations for the three and nine months ended July 31, 2002 and 2001 in the Condensed Consolidated Statements of Income. Additionally, all depreciation on the property, plant and equipment of ESP was suspended as of the end of the second quarter of 2002.

         During the third quarter of 2002, the Company announced a restructuring plan to improve both plant utilization and long-term profitability. Under the plan, the Company's Blue Ash, Ohio and Olivette, Missouri manufacturing locations will be closed during the year ending October 31, 2003 with related production efforts being relocated to other existing Company facilities. EITF No. 94-3 provides specific requirements as to the appropriate recognition of restructuring costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when benefit arrangements are communicated to affected employees in sufficient detail to enable the employees to determine the amount of benefits to be received upon termination. Other costs resulting from the restructuring plan that are not associated with or that do not benefit activities that will be continued are recognized at the date of commitment to the plan subject to certain conditions. For the cost to be accrued, the cost must not be associated with or incurred to generate revenues after the commitment date, and it must be either incremental to other costs incurred prior to the commitment date, or represent amounts under a contractual obligation that existed prior to the commitment date that will either continue after the plan is completed with no economic benefit or which will result in a penalty to cancel the obligation. Other costs directly related to the restructuring plan which are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred.

         The following analysis should be read in this context.

RESULTS OF OPERATIONS

         Consolidated net revenues from continuing operations increased $15.3 million, or 16.7%, to $106.6 million in the third quarter of 2002 compared to $91.3 million in the third quarter of 2001. The increase was primarily the result of $13.7 million of net revenues from Radian, Inc., which was acquired May 10, 2002, and from Universal Power Systems, Inc., which was acquired June 27, 2002. Gross profit from continuing operations for the three months ended July 31, 2002 increased $7.0 million, or 37.0%, to $25.8 million (24.2% of consolidated net revenues) from $18.8 million (20.6% of consolidated net revenues) in the comparable 2001 period. The increase in gross profit was primarily a result of improved operating performance in all three business segments. Selling, general and administrative expense from continuing operations increased $2.3 million, or 23.9%, in the third quarter of 2002 to $12.1 million (11.4% of consolidated net revenues) from $9.8 million (10.7% of consolidated net revenues) in the third quarter of 2001. In addition, the Company recorded a restructuring expense of $1.4 million in the third quarter of 2002 in conjunction with the Company's adoption of a restructuring plan to close its Blue Ash, Ohio and Olivette, Missouri manufacturing locations and to move related production efforts to other existing Company facilities. As a result of the above, operating income from continuing operations increased $3.2 million, or 35.2%, in the quarter ended July 31, 2002 to $12.2 million from $9.0 million in the third quarter of 2001.

         Consolidated net revenues from continuing operations increased $17.7 million, or 6.5%, to $289.7 million in the nine months ended July 31, 2002 compared to $272.0 million in the first three quarters of 2001. As with the third quarter results, the increase was primarily the result of $13.7 million of net revenues generated by the acquisitions of Radian, Inc. and Universal Power Systems, Inc. Marginal increases in the Heavy Military Support Equipment and Electronics and Automation Systems segments accounted for the remainder of the increase in net revenues. Gross profit from continuing operations for the nine months ended July 31, 2002 increased $12.6 million, or 22.9%, to $67.5 million (23.3% of consolidated net revenues) from $54.9 million (20.2% of consolidated net revenues) in the comparable 2001 period. Selling, general and administrative expense from continuing operations increased $3.2 million, or 11.3%, in the first three quarters of 2002 to $31.8 million (11.0% of consolidated net revenues) from $28.6 million (10.5% of consolidated net revenues) in the prior year. In addition, the Company recorded a restructuring expense of $1.4 million, as previously discussed. As a result of the above, operating income from continuing operations increased $7.9 million, or 30.1%, in the nine months ended July 31, 2002 to $34.2 million from $26.3 million in the first three quarters of 2001.

         LIGHT MILITARY SUPPORT EQUIPMENT. Net revenues for the Light Military Support Equipment segment increased by $9.0 million, or 23.1%, to $47.9 million in the third quarter of 2002 from $38.9 million in the third quarter of 2001 due to the addition of Radian, Inc. and Universal Power Systems, Inc. to the segment. For the nine months ended July 31, 2002, net revenues for the segment increased by $10.8 million, or 9.5%%, to $124.8 million from $114.0 million in 2001. Gross profit for the segment increased by $3.2 million, or 49.9%, in the third quarter of 2002 to $9.6 million (20.1% of segment net revenues) from $6.4 million (16.5% of segment net revenues) in the third quarter of 2001. Likewise, gross profit for the segment increased by $5.9 million, or 27.8%, in the nine months ended July 31, 2002 to $27.1 million (21.7% of segment net revenues) from $21.2 million (18.6% of segment net revenues) in 2001. Significant gross margin improvements resulted from certain key Light Military Support Equipment programs, including Tactical Quiet Generators, and from acquisitions made in the quarter. Because of the $1.4 million restructuring expense, income from operations decreased by $0.5 million, or 20.7%, in the third quarter of 2002 to $2.1 million from $2.6 million in the third quarter of 2001, and increased by $1.9 million, or 19.6%, in the first nine months of 2002 to $11.8 million from $9.8 million in 2001, as a result of the gross profit gains noted above and due to the elimination of goodwill amortization, which totaled $0.3 million in the third quarter of 2001 and $0.8 million in the first nine months of 2001, in accordance with the adoption of SFAS 142.

         HEAVY MILITARY SUPPORT EQUIPMENT. Net revenues for the Heavy Military Support Equipment segment increased by $1.0 million, or 3.2%, to $32.8 million in the third quarter of 2002 from $31.8 million in the third quarter of 2001. For the nine months ended July 31, 2002, net revenues for the segment increased by $2.8 million, or 3.0%, to $98.2 million from $95.4 million in 2001. Gross profit for the segment increased by $1.3 million, or 17.3%, in the third quarter of 2002 to $8.8 million (26.7% of segment net revenues) from $7.5 million (23.5% of segment net revenues) in the third quarter of 2001. For the nine months ended July 31, 2002, gross profit for the segment increased by $4.0 million, or 19.0%, to $25.1 million (25.6% of segment net revenues) from $21.1 million (22.1% of segment net revenues) in the first nine months of 2001. Significant gross margin improvements for the three and nine month periods ended July 31, 2002 were realized on the Tunner 60-K Aircraft Cargo Loader/Transporter and on the M1000 Heavy Equipment Transporter. Income from operations increased by $1.5 million, or 39.3%, in the third quarter of 2002 to $5.4 million from $3.9 million in the third quarter of 2001, and increased by $3.6 million, or 33.9%, in the first nine months of 2002 to $14.3 million from $10.7 million in 2001, as a result of the gross profit gains noted above and due to the elimination of goodwill amortization, which totaled $0.3 million in the third quarter of 2001 and $1.0 million in the first nine months of 2001, in accordance with the adoption of SFAS 142.

         ELECTRONICS AND AUTOMATION SYSTEMS. Net revenues for the Electronics and Automation Systems segment increased by $5.3 million, or 25.5%, to $25.9 million in the third quarter of 2002 from $20.7 million in the third quarter of 2001. For the nine months ended July 31, 2002, net revenues for the segment increased by $4.0 million, or 6.4%, to $66.6 million from $62.6 million in the first nine months of 2001. Net revenues were higher for the segment primarily due to additional work performed on the Striker RSTA program for the U.S. Army and on certain ground-based and airborne radar systems programs, partially offset by reduced HPOC and U.S. Postal Service revenues. Gross profit for the segment increased by $2.5 million, or 50.2%, in the third quarter of 2002 to $7.4 million (28.5% of segment net revenues) from $4.9 million (23.8% of segment net revenues) in the third quarter of 2001. For the nine months ended July 31, 2002, gross profit for the segment increased by $2.7 million, or 21.2%, to $15.3 million (22.9% of segment net revenues) from $12.6 million (20.1% of segment net revenues) in the first nine months of 2001. Income from operations increased by $2.2 million, or 83.3%, in the third quarter of 2002 to $4.7 million from $2.6 million in the third quarter of 2001, and increased by $2.3 million, or 38.7%, in the nine months ended July 31, 2002 to $8.1 million from $5.8 million in the first nine months of 2001, as a result of the above and due to the elimination of goodwill amortization, which totaled $0.2 million in the third quarter of 2001 and $0.6 million in the first nine months of 2001, in accordance with the adoption of SFAS 142.

         Net interest expense decreased by $0.4 million to $0.8 million in the third quarter of 2002 and by $2.6 million to $2.4 million in the nine months ended July 31, 2002. These decreases were primarily a result of lower outstanding borrowings on the Company's revolving and term-debt credit facilities, as well as the impact of lower interest rates. The effective income tax rate was 39.0% for the three and nine months ended July 31, 2002 as compared to 40.0% for the three and nine months ended July 31, 2001. The reduction in the Company's effective income tax rate resulted from the implementation of various tax planning strategies in fiscal 2001. As a result of the foregoing, net income from continuing operations increased 49.2% to $6.9 million (6.5% of consolidated net revenues) in the quarter ended July 31, 2002 as compared to $4.6 million (5.1% of consolidated net revenues) in the third quarter of 2001. For the nine months ended July 31, 2002, net income from continuing operations increased 51.4% to $19.4 million (6.7% of consolidated net revenues) from $12.8 million (4.7% of consolidated net revenues) for the first nine months of 2001.

         During the second quarter of 2002, the Company formally adopted a plan to dispose of ESP. In conjunction with this plan, the Company has recorded an estimated loss, net of income tax, of $3.5 million as of July 31, 2002 related to the disposal of ESP. In addition, the Company realized income (loss) from ESP operations, net of income tax, of $0.1 million and $0.2 million in the third quarter of 2002 and 2001, respectively, and of $(0.4) million and $0.3 million in the nine months ended July 31, 2002 and 2001, respectively.

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

         In June 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 provides direction for accounting and disclosure regarding specific costs related to an exit or disposal activity. These include, but are not limited to, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. The Company is required to adopt SFAS 146 for any disposal activities initiated after December 31, 2002. The Company is currently reviewing the impact of the adoption of SFAS 146 on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         In conjunction with the acquisition of SEI in September 1999, the Company entered into a new credit agreement to provide a $90.0 million term loan and a $55.0 million revolving credit facility. The Company's primary sources of short-term financing are from cost reimbursements under contracts with the U.S. government via receipt of progress payments, billings for delivered products and borrowings under the revolving line of credit. As of July 31, 2002, the Company had $22.0 million in borrowings against the revolving line of credit, remaining availability under the line of credit of $30.7 million and a cash balance of $2.0 million.

         At July 31, 2002, the Company's working capital and ratio of current assets to current liabilities were $16.0 million and 1.16 to 1 as compared with $41.3 million and 1.59 to 1 at October 31, 2001. This decrease is a result of the use of available cash resources and short-term borrowings in the execution of the acquisitions of Radian, Inc. and Universal Power Systems, Inc. The Company generated cash flow from continuing operations of $38.5 million in the nine months ended July 31, 2002 as compared to $23.8 million in the first nine months of 2001. Investment in property, plant and equipment totaled $2.0 million and $1.4 million for the first nine months of 2002 and 2001, respectively. The Company anticipates that capital expenditures in 2002 should not exceed $5.0 million. Management believes that cash flow generated from operations, together with the available line of credit, will provide the necessary resources to meet the needs of the Company in the foreseeable future.

BUSINESS AND MARKET CONSIDERATIONS

         Approximately 95% of consolidated net revenues from continuing operations for the nine months ended July 31, 2002 were directly or indirectly derived from defense orders by the U.S. government and its agencies. As of July 31, 2002, the Company's funded backlog of orders totaled $365.4 million, with related customer options of an additional $883.5 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         During the period ended July 31, 2002, the Company's derivative contracts consisted only of interest rate swaps used by the Company to convert a portion of its variable rate long-term debt to fixed rates. At July 31, 2002, the Company recorded a liability of $0.6 million related to the fair value of those interest rate swap agreements, which are designated as and considered highly effective cash flow hedges of the Company's forecasted variable rate interest payments. The entire corresponding loss, net of income tax, is recorded in shareholder's equity as accumulated other comprehensive loss.

                                   PART II
                              OTHER INFORMATION

Items 1-5 Not applicable.

Item 6 Exhibits and Reports on Form 8-K.

       (a)        Exhibits
                  11.     Statement Re: Computation of Earnings Per Share

                  99.1    Certification of Chief Executive Officer

                  99.2    Certification of Chief Financial Officer

       (b) Form 8-K was filed on May 29, 2002 related to the acquisition by the Company on May 10, 2002 of Radian, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           ENGINEERED SUPPORT SYSTEMS, INC.

Date:   September 16, 2002                   By: /s/ Michael F. Shanahan, Sr.
      ----------------------                     ----------------------------
                                                 Michael F. Shanahan, Sr.
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date:   September 16, 2002                   By: /s/ Gary C. Gerhardt
      ----------------------                     ----------------------------
                                                 Gary C. Gerhardt
                                                 Vice Chairman - Administration
                                                 and Chief Financial Officer

                    CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Michael F. Shanahan, Sr., certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Engineered Support Systems, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date:    September 16, 2002
        --------------------

By:     /s/ Michael F. Shanahan, Sr.
        ----------------------------
        Michael F. Shanahan, Sr.
        Chairman of the Board and
        Chief Executive Officer


                    CHIEF FINANCIAL OFFICER CERTIFICATION

I, Gary C. Gerhardt, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Engineered Support Systems, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date:    September 16, 2002
        --------------------

By:     /s/ Gary C. Gerhardt
        -----------------------------
        Gary C. Gerhardt
        Vice Chairman - Administration
        and Chief Financial Officer