Form 10-K
period 2002-10-31
ENGINEERED SUPPORT SYSTEMS INC
filed 2003-01-28
CIK 772891

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the year ended October 31, 2002       Commission file number 0-13880

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

           Securities registered pursuant to Section 12(b) of the
                      Securities Exchange Act of 1934:

          Title of each class         Name of each exchange on which registered
        -----------------------                -----------------------
      Common stock, $.01 par value                Over the counter
                                               National Market System
                                      National Association of Security Dealers

         No securities are registered pursuant to Section 12(g) of the
                       Securities Exchange Act of 1934.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No | |
         Based on the closing price on January 17, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $572,279,000.
         The number of shares of the Registrant's common stock, $.01 par value, outstanding at January 17, 2003 was 16,007,011.

DOCUMENTS INCORPORATED BY REFERENCE
Parts I and II incorporate by reference portions of the Engineered Support Systems, Inc. Annual Report to Shareholders (the Annual Report) for the year ended October 31, 2002. Part III incorporates by reference portions of the Engineered Support Systems, Inc. Proxy Statement for the Annual Shareholders Meeting to be held on March 4, 2003 (the Definitive Proxy Statement) to be filed within 120 days after the close of the year ended October 31, 2002.

PART I
----------------------------------------------------------------------------
ITEM 1. BUSINESS
Engineered Support Systems, Inc. is a holding company for nine wholly owned subsidiaries: Systems & Electronics Inc. (SEI), Engineered Air Systems, Inc. (Engineered Air), Keco Industries, Inc. (Keco), Radian Inc. (Radian), Engineered Coil Company, d/b/a Marlo Coil (Marlo Coil), Engineered Electric Company, d/b/a Fermont (Fermont), Universal Power Systems, Inc. (UPSI), ESSIbuy.com (ESSIbuy) and Engineered Specialty Plastics, Inc. (ESP). Engineered Support Systems, Inc. and its subsidiaries (Company) are a diversified supplier of high-tech integrated military electronics, support equipment and logistics services to the United States armed forces and certain foreign militaries. The Company also engineers and manufactures air-handling and heat-transfer equipment, material-handling equipment and custom-molded plastic products for commercial and industrial users.
         Engineered Air was incorporated under the laws of the State of Missouri on December 24, 1981 and acquired the assets of the Defense Systems Division of Allis-Chalmers Corporation on March 30, 1982. The Company was incorporated under the laws of the State of Missouri in December 1983, and exchanged all of its outstanding common stock for two-thirds of the common stock of Engineered Air held by the Company's founders. The Company purchased the remaining one-third of the common stock of Engineered Air in January 1984, effective as of November 1, 1983. The Company became a publicly owned corporation on August 21, 1985. On March 9, 1993, the Company purchased all of the outstanding stock of Associated Products, Inc. (subsequently changed to Engineered Specialty Plastics, Inc.). Effective February 1, 1998, Engineered Coil Company acquired substantially all of the net assets of Nuclear Cooling, Inc., d/b/a Marlo Coil. On June 24, 1998, the Company acquired all of the outstanding common stock of Keco. On February 22, 1999, Engineered Electric Company acquired substantially all of the net assets of the Fermont Division of Dynamics Corporation of America, d/b/a Fermont. On September 30, 1999, the Company acquired all of the outstanding common stock of SEI. On May 10, 2002, the Company acquired all the outstanding capital stock of Radian. On June 27, 2002, the Company acquired all the outstanding stock of UPSI.

PRODUCTS
Products are manufactured by the Company within three operating segments:
Light Military Support Equipment, Heavy Military Support Equipment and Electronics and Automation Systems. The Light Military Support Equipment segment engineers and manufactures a broad range of military support equipment primarily for the U.S. Department of Defense (DoD), as well as related heat-transfer and air-handling equipment for domestic commercial and industrial users. Segment products include environmental control systems, generator sets, power generation and distribution equipment, petroleum and water systems, uninterruptible power supplies, chemical and biological protection systems and other multipurpose military support equipment. The Light Military Support Equipment segment also provides logistics support and engineering services to the DoD and security system solutions to the DoD and other governmental agencies. The Heavy Military Support Equipment segment engineers and manufactures load management and transport systems primarily for the DoD. Segment products include aircraft load management equipment and equipment transport systems. The Electronics and Automation Systems segment engineers and manufactures radar and electronic warfare systems, fire support systems and avionics test equipment primarily for the DoD. The segment also engineers and manufactures material-handling equipment primarily for the U.S. Postal Service and for the pharmaceutical industry throughout the United States. The Company's Plastic Products segment, which manufactures injection-molded resin products, as well as a proprietary line of plastic faucets, primarily for commercial customers in the south-central United States, is being held for sale as of October 31, 2002 and has been classified as discontinued operations in the Company's Consolidated Financial Statements for all periods presented.
         See pages 4 through 24 of the 2002 Annual Report which are incorporated herein by reference.

ENGINEERING AND DESIGN
The Company employs 666 people engaged in engineering activities that include, among other tasks, the design and development of new products and the improvement of existing products. The majority of these development activities are conducted pursuant to, and funded by, DoD contracts in response to designated performance specifications. The Company's expenditures on research and development were approximately $1.8 million, $1.1 million and $0.8 million for the years ended October 31, 2002, 2001 and 2000. The Company anticipates that unfunded internal research and development will approximate $3 million in fiscal year 2003. The Company believes that its engineering expertise gives it a significant competitive advantage.
         The Company's engineering capabilities are in the areas of systems, electro-mechanics, electro-chemical, mechanics, electrical systems and electronics, and acoustics, as well as expertise in thermodynamics, air flow, liquid pumping, stress analysis, liquid fuel combustion, dynamic and climactic environmental engineering, biological and chemical decontamination, non-pyrotechnic smoke generation, and filtration of chemically and biologically contaminated air.
         The Company's design and development of support equipment is enhanced by computer-aided design and manufacturing (CAD/CAM) systems used by engineers and draftsmen to design complex products and component parts in three-dimensional view. The Company's engineering technologies and expertise provide it with the ability to adapt its production process to new product needs on a timely basis. The Company also has the capability to provide complete technical data support for the products it manufactures. This includes integrated logistics support, spare parts provisioning and preparation of technical manuals.

MARKETING
The Company's marketing of military equipment and services focuses, in part, on determining the current and future needs of the DoD. To identify those needs, the Company gathers information from primary sources such as the DoD budget and its supporting documents, and military requirement documents such as the Air Force's Statement of Need, the Navy's Operational Requirements and the Army's Required Operational Capability, along with direct interface with its customers. The Company analyzes this data through an established new business opportunity procedure and then determines whether or not to bid on specific projects based upon determinations of potential profitability and the likelihood of being awarded the contract.
         For its defense products, the Company maintains a domestic field marketing/sales network with offices located in the Washington, D.C. area and at several major U.S. Government defense procurement centers. The Washington, D.C. office carries out legislative activities, and conducts customer liaison activities with all branches of the U.S. armed services and with foreign government offices in the Washington, D.C. area. The primary responsibility for individual products or programs is handled within the product line organizations, with the field organization providing closely coordinated assistance.
         In addition, the Company supplies electronic sorting and material handling equipment to the U.S. Postal Service and other customers. Sales of custom commercial, industrial and marine air-handling units and coils are effected both directly and through sales representatives located primarily in the United States, parts of Canada, and Puerto Rico, with the pharmaceutical, telecommunications and healthcare industries representing a significant portion of current sales volume.

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

GOVERNMENT CONTRACTING
The Company's government contracts are obtained through the DoD procurement process as governed by the Federal Acquisition Regulations and related agency supplements, and are typically fixed-price contracts. This means that the price is agreed upon before the contract is awarded and the Company assumes complete responsibility for any difference between estimated and actual costs.
         Under the Truth in Negotiations Act of 1962 (Negotiations Act), the U.S. Government has the right for three years after final payment on certain negotiated contracts, subcontracts and modifications thereto, to determine whether the Company furnished the U.S. Government with complete, accurate and current cost or pricing data as defined by the Negotiations Act. In the event the Company fails to satisfy this requirement, the U.S. Government has the right to adjust a contract or subcontract price by the amount of any overstatement as defined by the Negotiations Act.
         U.S. Government contracts typically contain terms permitting the contract to be terminated at the convenience of the U.S. Government. In the event of such termination, the Company is entitled to reimbursement for certain expenditures and overhead as provided for in applicable U.S. Government procurement regulations. Generally, this results in the contractor being reasonably compensated for work actually done, but not for anticipated profits. The U.S. Government may also terminate contracts for cause if the Company fails to perform in strict accordance with contract terms. The Company has never had a contract terminated by the U.S. Government for failure to perform in accordance with contract terms. Termination of, or elimination of appropriation for, a significant government contract could have a material adverse effect on the Company's business, financial condition and results of operations in subsequent periods. Similarly, U.S. Government contracts typically permit the U.S. Government to change, alter or modify the contract at its discretion. If the U.S. Government were to exercise this right, the Company would be entitled to reimbursement of all allowable and allocable costs incurred in making the change plus a reasonable profit.
         For manufactured items, the U.S. Government typically finances a substantial portion of the Company's contract costs through progress payments. As such, the Company receives progress payments in accordance with DoD contract terms which provide progress payments at 75% to 90% of costs incurred.

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

COMPETITION
The markets for all of the Company's products are highly competitive. In order to obtain U.S. Government contracts, the Company must comply with detailed and complex procurement procedures adopted by the DoD pursuant to regulations promulgated by the U.S. Government. The regulations and procurement procedures are adopted to promote competitive bidding. In addition, the Company competes with a number of businesses with plastic injection-molding capabilities and competes with a large number of suppliers to commercial and industrial air-handling customers. In all phases of its operations, the Company competes in both performance and price with companies, some of which are considerably larger, more diversified and have greater financial resources than the Company.

BACKLOG
The Company records its backlog as either funded or unfunded backlog. The Company's funded backlog as of October 31, 2002 was approximately $350.1 million. The Company's funded backlog is subject to fluctuations and is not necessarily indicative of future revenues. Funded backlog represents products or services that the customer has committed by contract to purchase from the Company. Unfunded backlog includes products or services that the customer has the option to purchase under contract with the Company, including, with respect to contracts which include a maximum amount of products or services purchasable by the customer thereunder, such maximum amount, and with respect to contracts without a specified maximum amount, the Company's estimate of the amount of products or services it expects the customer to purchase using the Best Estimated Quantity (BEQ) as a guide where a BEQ is specified or another suitable method where a BEQ is not specified. There are no commitments by the customer to purchase products or services included in unfunded backlog and there can be no assurance that any or all amounts included therein will generate revenue for the Company. Moreover, cancellations of purchase orders or reductions of product quantities or levels of service to be provided in existing contracts could substantially reduce the Company's funded backlog and, consequently, future net revenues. Failure of the Company to replace canceled or reduced backlog, whether funded or unfunded, could have a material adverse effect on the Company's business, financial condition and results of operations in subsequent periods.
         The following table summarizes funded and unfunded defense backlog (in millions) as of the indicated dates:

                                               Funded           Unfunded
                                      Defense Backlog    Defense Backlog
------------------------------------------------------------------------
October 31, 2002                               $350.1             $868.6
October 31, 2001                                291.7              681.8
October 31, 2000                                307.3              598.1
October 31, 1999                                286.8              850.5
October 31, 1998                                 85.8              319.6

EMPLOYEES
As of October 31, 2002, the Company employed 2,412 persons, of which 1,046 were engaged in manufacturing activities, 666 in engineering activities and 700 in office administration and management functions. District No. 9 of the International Association of Machinists and Aerospace Workers (AFL-CIO) represents approximately 315 employees under a collective bargaining agreement, which expires March 18, 2003. The Company believes it will be able to negotiate a new collective bargaining agreement with this union. Lodge 1012 of the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers (AFL-CIO) represents approximately 90 employees under a collective bargaining agreement, which expires April 30, 2003. During 2002, the Company announced a facility consolidation plan under which the Engineered Air manufacturing operations will be curtailed effective in the spring of 2003. As a result, Lodge 1012 members' jobs will be eliminated. Severance arrangements and terms of separation for these union members were negotiated under this collective bargaining agreement.
         The Company considers its overall employee relations to be satisfactory.

ITEM 2. PROPERTIES
The Company conducts its business from 16 principal manufacturing and office facilities. All owned facilities are owned by the Company and are subject to deeds of trust in favor of the Company's lender.

Location                                        Description      Square Footage
-------------------------------------------------------------------------------
St. Louis County, Missouri (1)         Manufacturing/Office         171,000
St. Louis County, Missouri (1)                Manufacturing          25,000
Hot Springs, Arkansas (1)              Manufacturing/Office         110,000
Bossier City, Louisiana (1)                   Manufacturing          80,000
High Ridge, Missouri (1)               Manufacturing/Office         185,000
Florence, Kentucky (1)                 Manufacturing/Office         174,000
Blue Ash, Ohio (1)                            Manufacturing         132,000
West Plains, Missouri (1)              Manufacturing/Office         445,000
St. Louis County, Missouri (1)                       Office         260,000
Sanford, Florida (1)                   Manufacturing/Office         177,000
Bridgeport, Connecticut (1)            Manufacturing/Office         109,000
Bridgeport, Connecticut (2)                   Manufacturing          26,000
Alexandria, Virginia (2)                             Office          34,000
Troy, Michigan (2)                                   Office          20,000
Chantilly, Virginia (2)                              Office          16,000
Newington, Virginia (2)                              Office          10,200

(1) Owned
(2) Leased

         The Company also leases certain small product support and service facilities located throughout the United States and abroad.
         The Company believes that its current facilities are sufficient for the conduct of its current level of operations.

ITEM 3. LEGAL PROCEEDINGS
The Company and its subsidiaries are from time to time parties to various legal proceedings arising out of their business. Management believes that there are no such proceedings pending or threatened against them which, if determined adversely, would have a material adverse effect on the business or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
There were no matters submitted to a vote of shareholders during the fourth quarter of the year ended October 31, 2002.

PART II
----------------------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
AND RELATED SHAREHOLDER MATTERS
Information concerning the Company's common stock, as included under the captions "Dividends" and "Market Data" in the 2002 Annual Report, is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
Financial data required as listed under the caption "Financial Status:
Affirmative" on the inside front cover of the 2002 Annual Report, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES
Revenues on long-term contracts performed within the Company's Light Military Support Equipment, Heavy Military Support Equipment and Electronics and Automation Systems segments, substantially all of which are with the U.S. Government, are recognized under the percentage of completion method and include a proportion of the earnings that are expected to be realized on the contract in the ratio that production measures, primarily labor, incurred bear to the estimated production measures for the contract. Earnings expectations are based upon estimates of contract values and costs at completion. Contracts in process are reviewed on a periodic basis. Adjustments to revenues and earnings are made in the current accounting period based upon revisions in contract values and estimated costs at completion. Provisions for estimated losses on contracts are recorded when identified.
         During the year ended October 31, 2002, the Company formally adopted a plan to dispose of Engineered Specialty Plastics, Inc. (ESP), a wholly owned subsidiary representing the entirety of the Plastic Products segment. The Company expects that disposition through the sale of ESP will be completed during the first six months of 2003. In conjunction with this plan, the Company recorded an after-tax estimated loss on disposal of $4.2 million to reduce the carrying value of ESP's net assets to their estimated fair value less estimated selling costs. Accordingly, the Company has reported the results of operations of ESP as discontinued operations for the years ended October 31, 2002, 2001 and 2000 in the Consolidated Statements of Income. Additionally, all depreciation on the property, plant and equipment of ESP was suspended upon classification as discontinued operations.
         During the year ended October 31, 2002, the Company announced a restructuring plan to improve both plant utilization and long-term profitability. Under the plan, the Company's Blue Ash, Ohio and Olivette, Missouri manufacturing locations will be closed during the year ending October 31, 2003 with related production efforts being relocated to other existing Company facilities. In conjunction with this restructuring plan, the Company recorded a pre-tax restructuring expense of $1.4 million in 2002 related to certain severance costs and asset write-downs at these facilities. The Company anticipates annual savings, net of income tax, from the restructuring plan of $1.5 million to $2.0 million beginning in 2004. See Note D in the Consolidated Financial Statements. Emerging Issues Task Force (EITF) 94-3 provides specific requirements as to the appropriate recognition of restructuring costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when benefit arrangements are communicated to affected employees in sufficient detail to enable the employees to determine the amount of benefits to be received upon termination. Other costs resulting from the restructuring plan that are not associated with or that do not benefit activities that will be continued are recognized at the date of commitment to the plan subject to certain conditions. For the cost to be accrued, the cost must not be associated with or incurred to generate revenues after the commitment date, and it must be either incremental to other costs incurred prior to the commitment date, or represent amounts under a contractual obligation that existed prior to the commitment date that will either continue after the plan is completed with no economic benefit or which will result in a penalty to cancel the obligation. Other costs directly related to the restructuring plan which are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred.
         The following analysis should be read in this context.

RECENT DEVELOPMENTS
Over the past three years, the Company's net revenues and net income have increased substantially as a result of both internal growth and several significant acquisitions. During 2002, the Company acquired two companies operating in the defense industry. Effective May 10, 2002, the Company acquired substantially all the capital stock of Radian Inc. (Radian), a provider of engineering services, asset protection/security systems and power generation equipment to the U.S. Department of Defense (DoD), for approximately $42.0 million in cash and Company common stock. In conjunction with the Radian acquisition, the Company recorded $15.3 million in customer-related intangibles, which are being amortized over the weighted average of the related customer contracts' estimated useful lives of 5.4 years. Effective June 27, 2002, the Company acquired all of the outstanding common stock of Universal Power Systems, Inc. (UPSI), a provider of uninterruptible power supply systems to the DoD, intelligence agencies and commercial customers. The purchase price was approximately $5.5 million plus certain contingent cash consideration based upon UPSI's net revenue levels through October 31, 2003. Each of these acquisitions was accounted for as a purchase and is included in the Light Military Support Equipment segment. After allocating the respective purchase prices to the fair value of all identifiable tangible and intangible assets, goodwill of $31.7 million was recorded. In accordance with the Company's adoption of Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets," effective November 1, 2001, recorded goodwill balances are no longer being amortized. Goodwill amortization totaled $3.2 million, or $1.9 million after income tax, in 2001.

Year Ended October 31                               2002       2001       2000
-------------------------------------------------------------------------------
RESULTS OF CONTINUING OPERATIONS
Net revenues                                       100.0%     100.0%     100.0%
Cost of revenues                                    76.7       79.3       80.3
-------------------------------------------------------------------------------
Gross profit                                        23.3       20.7       19.7
Selling, general and administrative expense         11.1       10.9       10.7
Restructuring expense                                0.3
-------------------------------------------------------------------------------
Income from operations                              11.9        9.8        9.0
Interest expense, net                                0.8        1.6        2.7
-------------------------------------------------------------------------------
Income before income taxes                          11.1        8.2        6.3
Income tax provision                                 4.3        3.2        2.5
-------------------------------------------------------------------------------
Net income                                           6.8%       5.0%       3.8%
===============================================================================

         The Company operates in three business segments: Light Military Support Equipment, Heavy Military Support Equipment, and Electronics and Automation Systems. The Light Military Support Equipment segment engineers and manufactures a broad range of military support equipment primarily for the DoD, as well as related air-handling equipment for domestic commercial and industrial users. The segment also provides engineering services and asset protection/security systems to the DoD and other U.S. Government customers. Segment products include environmental control systems, generator sets and related power generation and distribution equipment, chemical and biological protection systems, petroleum and water systems and other multipurpose military support equipment. The Heavy Military Support Equipment segment engineers and manufactures aircraft load management and transport systems primarily for the DoD. The Electronics and Automation Systems segment engineers and manufactures airborne radar systems, reconnaissance, surveillance and target acquisition systems and avionics test equipment primarily for the DoD. The segment also manufactures material-handling equipment for the U.S. Postal Service.
         The following table sets forth net revenues and income from operations for the years ended October 31, 2002, 2001 and 2000 for each of the Company's business segments (dollars in millions):

Year Ended October 31                          2002                    2001                    2000
----------------------------------------------------------------------------------------------------------
NET REVENUES
Light Military Support Equipment        $187.0       45.8%      $155.6       42.6%      $160.3       47.8%
Heavy Military Support Equipment         133.3       32.7        124.6       34.1        114.7       34.2
Electronics and Automation Systems        87.6       21.5         85.0       23.3         60.3       18.0
----------------------------------------------------------------------------------------------------------
Total                                   $407.9      100.0%      $365.2      100.0%      $335.3      100.0%
==========================================================================================================
INCOME FROM OPERATIONS
Light Military Support Equipment        $ 15.9       32.8%      $ 15.2       42.3%      $ 16.6       55.1%
Heavy Military Support Equipment          22.9       47.2         12.6       35.1          7.2       24.0
Electronics and Automation Systems         9.8       20.0          8.1       22.6          6.4       20.9
----------------------------------------------------------------------------------------------------------
Total                                   $ 48.6      100.0%      $ 35.9      100.0%      $ 30.2      100.0%
==========================================================================================================

2002 COMPARED TO 2001
Consolidated net revenues increased $42.7 million, or 11.7%, in 2002 to $407.9 million from $365.2 million in 2001. The increase is primarily attributable to higher net revenues in the Light Military Support Equipment segment from the inclusion of the net revenues of Radian of $33.1 million and UPSI of $3.7 million since their respective acquisition dates. Gross profit for 2002 increased $19.6 million, or 25.9%, to $95.2 million (23.3% of consolidated net revenues) from $75.6 million (20.7% of consolidated net revenues) in 2001. The increase was due to the inclusion of the Radian and UPSI operations since their respective acquisition dates during 2002 which contributed total gross profit of $7.1 million in 2002. In addition, the Heavy Military Equipment segment generated $10.6 million of additional gross profit during 2002 resulting from higher segment revenues and improved profitability on its long-term defense contracts, as discussed below. Selling, general and administrative expenses increased $5.4 million, or 13.5%, in 2002 to $45.2 million (or 11.1% of consolidated net revenues) from $39.8 million (10.9% of consolidated net revenues) in 2001. This increase was primarily the result of the acquisitions of Radian and UPSI which incurred combined selling, general and administrative expenses totaling $5.6 million, including $1.4 million in amortization of acquired customer-related intangibles, since their respective acquisition dates during 2002. As discussed above, the Company no longer amortized goodwill effective November 1, 2001 in accordance with SFAS 142. Goodwill amortization of $3.2 million was included in selling, general and administrative expense in 2001. In conjunction with the Company's restructuring plan announced during 2002, restructuring expense of $1.4 million was recorded to write down fixed assets at the affected facilities and to accrue for expected employee benefits costs. The restructuring plan is expected to be completed by mid-2003. As a result of the above, income from continuing operations increased by $12.7 million, or 35.6%, in 2002 to $48.6 million from $35.9 million in 2001.

LIGHT MILITARY SUPPORT EQUIPMENT. Net revenues for the Light Military Support Equipment segment increased by $31.4 million, or 20.2%, to $187.0 million in 2002 from $155.6 million in 2001. The current year increase was primarily attributable to the inclusion of the net revenues of Radian of $33.1 million and UPSI of $3.7 million since their respective acquisition dates. Excluding the impact of acquisitions, net revenues for the segment declined by $5.4 million. This reduction was due to lower production activity on several long-term contracts in the segment, principally the Tactical Quiet Generators (TQG) and the Chemical Biological Protected Shelter (CBPS) programs, as compared to the prior year. Gross profit for the segment increased by $7.7 million, or 25.1%, to $38.3 million (20.5% of segment net revenues) from $30.6 million (19.7% of segment net revenues) in 2001. The increase in gross profit was the result of the contribution from Radian and UPSI since their respective acquisition dates of a combined $7.1 million in 2002. Income from operations increased by $0.7 million, or 5.1%, in 2002 to $15.9 million from $15.2 million in 2001. The increase was the result of higher gross profit partially offset by additional selling, general and administrative expenses associated with the operations of Radian and UPSI since their respective acquisition dates.

HEAVY MILITARY SUPPORT EQUIPMENT. Net revenues for the Heavy Military Support Equipment segment increased by $8.7 million, or 7.0%, in 2002 to $133.3 million from $124.6 million in 2001. The increase was principally due to higher net revenues on the Tunner 60-K Cargo Loader (Tunner) program during 2002. Gross profit for the segment increased by $10.6 million, or 39.0%, in 2002 to $37.6 million (28.2% of segment net revenues) from $27.1 million (21.7% of segment net revenues) in 2001. Increased revenues on the Tunner contract, reductions in estimated production costs on the program and favorable overhead absorption rates at the segment's manufacturing facility led to the advancement in gross profit during 2002. Income from operations increased by $10.3 million, or 81.7%, in 2002 to $22.9 million from $12.6 million in 2001. The significant increase was primarily due to higher net revenue and gross profit levels in 2002 as mentioned above.

ELECTRONICS AND AUTOMATION SYSTEMS. Net revenues for the Electronics and Automation Systems segment increased by $2.6 million, or 3.1%, in 2002 to $87.6 million from $85.0 million in 2001. The growth in net revenues was related to additional production work on the Knight Fire Support (Knight) contract and various radar programs partially offset by reduced revenues from the United States Postal Service and lower production levels on the High Power Offload to CASS (HPOC) contract during 2002. Gross profit for the segment increased by $1.3 million, or 7.3%, in 2002 to $19.3 million (22.0% of segment net revenues) from $17.9 million (21.1% of segment net revenues) in 2001. The increase in gross profit is attributable to the higher level of net revenues in 2002 as discussed above. Income from operations increased by $1.7 million, or 20.5%, in 2002 to $9.8 million from $8.1 million in 2001 as a result of the increases in net revenues and gross profit as compared to the prior year.
         Net interest expense decreased by $2.7 million to $3.2 million in 2002 compared to $5.9 million in 2001 primarily as a result of lower outstanding borrowings on the Company's revolving and term debt credit facilities combined with a decline in interest rates throughout 2002. The Company's effective borrowing rate decreased from 5.61% at October 31, 2001 to 4.94% at October 31, 2002.
         The Company's reported effective income tax rate for both 2002 and 2001 was 39% resulting in total income tax expense of $17.7 million in 2002 and $11.7 million in 2001.
         As a result of the foregoing, net income from continuing operations increased 51.4% to $27.7 million (6.8% of consolidated net revenues) in 2002 compared to $18.3 million (5.0% of consolidated net revenues) in 2001.

DISCONTINUED OPERATIONS. As discussed above, in conjunction with the Company's 2002 decision to divest of ESP, the Plastic Products segment's financial results have been reclassified as a discontinued operation in the Consolidated Financial Statements for all periods presented. Income from discontinued operations totaled $49,000, net of income tax, in 2002 compared to $0.3 million, net of income tax, in 2001. The change was principally the result of a $1.1 million reduction in gross profit related to a $7.7 million, or 30.3%, decline in segment revenues during 2002 as compared to the prior year. This was partially offset by reduced operating expenses as compared to the prior year primarily related to the suspension of depreciation expense for the second half of 2002. In conjunction with the planned disposition of ESP, the Company recorded an after-tax loss of $4.2 million during 2002 to reduce the carrying value of ESP's assets to their estimated fair value less estimated selling costs.

2001 COMPARED TO 2000
Consolidated net revenues increased $29.9 million, or 8.9%, in 2001 to $365.2 million from $335.3 million in 2000. The increase was primarily a result of higher production levels in the Electronics and Automation Systems and the Heavy Military Support Equipment segments. Gross profit for 2001 increased $9.5 million, or 14.4%, in 2001 to $75.6 million (20.7% of consolidated net revenues) from $66.1 million (19.7% of consolidated net revenues) in 2000. The increase in gross profit was a result of higher net revenues and improved performance on several key programs, as discussed below. Selling, general and administrative expense increased $3.8 million, or 10.7%, in 2001 to $39.8 million (10.9% of consolidated net revenues) from $35.9 million (10.7% of consolidated net revenues) in 2000. As a result of the above income from operations increased by $5.7 million, or 18.8%, in 2001 to $35.9 million from $30.2 million in 2000.

LIGHT MILITARY SUPPORT EQUIPMENT. Net revenues for the Light Military Support Equipment segment decreased by $4.7 million, or 2.9%, to $155.6 million in 2001 from $160.3 million in 2000. The decrease in 2001 revenues related to the completion of certain long-term contracts during the year. This decrease was partially offset by higher production levels on some key continuing programs. Gross profit for the segment increased by $1.7 million, or 6.0%, in 2001 to $30.6 million (19.7% of segment net revenues) from $28.9 million (18.0% of segment net revenues) in 2000. The increase in gross profit and gross margin can be attributed to improved contract performance on certain key programs, including Tactical Quiet Generator (TQG) and Chemical Biological Protected Shelter (CBPS). Income from operations decreased by $1.4 million, or 8.8%, in 2001 to $15.2 million from $16.6 million in 2000. The decrease was primarily a result of the increased selling, general and administrative expense partially offset by improved contract performance as mentioned above.

HEAVY MILITARY SUPPORT EQUIPMENT. Net revenues for the Heavy Military Support Equipment segment increased by $9.9 million, or 8.6%, in 2001 to $124.6 million from $114.7 million in 2000. A labor stoppage occurring at this segment's manufacturing facilities early in 2000 negatively impacted segment revenues by approximately $6.0 million to $7.0 million. Gross profit for the segment increased by $4.3 million, or 18.7%, in 2001 to $27.1 million (21.7% of segment net revenues) from $22.8 million (19.9% of segment net revenues) in 2000. The increase in gross profit can be attributed to increased revenues as previously mentioned and improved gross margins on existing contracts. Income from operations increased by $5.4 million, or 74.4%, in 2001 to $12.6 million from $7.2 million in 2000. The increase was primarily a result of the increase in net revenues over 2000 and the improved gross margins as previously mentioned.

ELECTRONICS AND AUTOMATION SYSTEMS. Net revenues for the Electronics and Automation Systems segment increased by $24.7 million, or 40.9%, in 2001 to $85.0 million from $60.3 million in 2000. The increase in 2001 revenues was due to additional work performed on several major programs, including the HPOC and Knight systems. Gross profit for the segment increased by $3.5 million, or 24.4%, in 2001 to $17.9 million (21.1% of segment net revenues) from $14.4 million (23.9% of segment net revenues) in 2000. The increase in gross profit can be attributed to increased revenues as previously mentioned, while the decrease in margin was a result of a less favorable contract mix than in 2000. Income from operations increased by $1.8 million, or 27.7%, in 2001 to $8.1 million from $6.3 million in 2000 as a result of the increased revenues, partially offset by an increase in higher operating costs.

DISCONTINUED OPERATIONS. Income from discontinued operations totaled $0.3 million, net of income taxes, in both 2001 and 2000. Annual fluctuations in segment net revenues, gross profit and operating expenses were not significant.
         Net interest expense decreased by $3.1 million to $5.9 million in 2001 as a result of lower outstanding borrowings on the Company's revolving and term debt credit facilities compared to 2000 and due to a decrease in interest rates throughout 2001. The Company's effective borrowing rate decreased from 8.12% at October 31, 2000 to 5.61% at October 31, 2001.
         The effective income tax rates for 2001 and 2000 were 39% and 40%, respectively, resulting in total income tax expense of $11.7 million in 2001 and $8.5 million in 2000. The reduction in the Company's effective income tax rate resulted from the implementation of various tax planning strategies during the year. As a result of the foregoing, net income increased 42.5% to $18.6 million (5.1% of consolidated net revenues) in 2001 as compared to $13.0 million (3.9% of consolidated net revenues) in 2000.

OUTLOOK FOR 2003 AND FUTURE YEARS
For 2003, the Company is forecasting a 12% to 13% increase in consolidated net revenues to approximately $460 million for the year, without consideration for any potential future acquisitions. The Company anticipates that the inclusion for an entire year of the operations of Radian and UPSI, both acquired during 2002, will contribute most significantly to this increase in net revenues. The Company anticipates that cash flows generated from operating earnings growth will be used to continue to pay down existing bank debt in 2003, reducing interest costs to approximately $1.0 million for the year. Reflecting the above forecasted assumptions, the Company expects net income from continuing operations to increase approximately 20% in 2003.
         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. All other intangible assets will be amortized over their useful lives. In addition, SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations.
         The Company adopted SFAS 141 and SFAS 142 as of November 1, 2001. The Company has identified its reporting units to be its operating subsidiaries with the exception of Systems & Electronics Inc. (SEI), which comprises two reporting units: the Heavy Military Support Equipment and the Electronics and Automation Systems segments of the Company. The carrying value of each reporting unit as of November 1, 2001 was determined by assigning assets and liabilities, including existing goodwill and intangible assets, to the reporting units. Upon adoption of SFAS 142, amortization of goodwill ceased. The Company has performed a transitional goodwill impairment assessment as of November 1, 2001 and a goodwill impairment assessment as of October 31, 2002. Neither assessment resulted in impairment of goodwill. An annual impairment test will be performed in the fourth quarter of each year. Under SFAS 142, the Company also capitalized and is amortizing acquired identifiable intangible assets. In conjunction with its acquisition of Radian, the Company capitalized acquired identifiable intangible assets related to Radian's existing long-term government contracts at a value of approximately $15.3 million and recorded related amortization expense of $1.4 million, or $0.9 million, net of income tax. The Company expects to record $2.8 million annually in intangible asset amortization expense over the weighted average duration of the related customer contracts of 5.4 years.
         The Company continues to believe that significant growth opportunities exist within the military support equipment, electronics and services-related segments of the defense industry in response to (i) the current fragmentation within the industry; (ii) the DoD's emphasis on awarding contracts on the basis of "best value"; (iii) the DoD's increasing reliance on the engineering and design capabilities of contractors; (iv) heightened military operations around the globe; and, (v) overall increases in defense spending by the DoD. The Company's focus for 2003 includes the continued rationalization of its existing defense operations in order to leverage its infrastructure and achieve additional operational synergies, as well as the continued integration of its recently acquired Radian and UPSI operations. The Company continues to review potential defense acquisitions in both the manufacturing and services areas. Any such transaction must be accretive to earnings, must bring significant increases in revenues and backlog, and must provide long-term value to the Company's shareholders.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital needs are generally funded through cash flow from operations and the revolving line of credit. At October 31, 2002, the Company's working capital and ratio of current assets to current liabilities were $17.6 million and 1.18 to 1, respectively, compared with $41.3 million and 1.59 to 1 a year ago. The reductions in working capital and in the current ratio in 2002 are a result of the use of existing cash balances and the revolving line of credit to fund the Radian and UPSI acquisitions (combined cash purchase price of $45.5 million) during the year, offset by significant operating cash flows. The Company generated operating cash flows of $54.5 million in 2002 compared to $17.8 million in 2001. The significant improvement in cash flow generation reflects increased net income, the income tax benefit of non-qualified stock options deducted in the current year and improved working capital management. Investment in property, plant and equipment totaled $3.5 million and $1.6 million, respectively, in 2002 and 2001. The Company anticipates that capital expenditures in 2002 should not exceed $6.0 million and will primarily be used for expansion of the Keco manufacturing facility, as well as certain improvements at other facilities. Management believes that cash flow generated from operations, together with the available line of credit, will provide the necessary resources to meet the needs of the Company for the foreseeable future.
         In conjunction with the acquisition of SEI in September 1999, the Company entered into a credit agreement which provided a $90 million term loan and a $55 million revolving credit facility. The Company's primary sources of short-term financing are from cost reimbursements under contracts with the U.S. Government via receipt of progress payments, billings for delivered products and borrowings under the revolving line of credit. As of October 31, 2002, the Company had $13 million outstanding against the revolving line of credit, remaining availability under the revolving line of credit of $39.7 million and a cash balance of $4.8 million.

COMMITTED AMOUNTS
Total contractual and contingent obligations as of October 31, 2002 are as follows (in millions):

                                                    Payments / Expiration
---------------------------------------------------------------------------------------------
                                 Less than       One to       Four to     Over
                                  One Year    Three Years   Five Years  Five Years      Total
---------------------------------------------------------------------------------------------
Contractual Obligations:
  Short-term borrowings            $ 13.0                                              $ 13.0
  Long-term debt                     21.0         21.0                                   42.0
  Operating leases                    3.4          4.4         2.4          0.3          10.5
  Unconditional purchase
    obligations                      97.7          0.3         0.1                       98.1
---------------------------------------------------------------------------------------------
                                    135.1         25.7         2.5          0.3         163.6
---------------------------------------------------------------------------------------------
Contingent Obligations:
  Letters of credit                   2.2                                                 2.2
  Additional consideration
    related to UPSI acquisition       5.2          0.4                                    5.6
---------------------------------------------------------------------------------------------
                                      7.4          0.4                                    7.8
---------------------------------------------------------------------------------------------
Total Obligations                  $142.5        $26.1        $2.5         $0.3        $171.4
=============================================================================================

         While contingent obligations are included in the table above, the Company does not expect to fund the full amounts indicated for letters of credit. In addition, $5.6 million represents the Company's estimate of the maximum amount of additional consideration related to the UPSI acquisition.
         On November 1, 2000, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. The effect of adopting SFAS 133 was immaterial based on the fair value of the Company's derivative instruments at the date of adoption. During the year ended October 31, 2002, the Company's derivative contracts consisted only of interest rate swaps used by the Company to convert a portion of its variable rate long-term debt to fixed rates. At October 31, 2002, the Company recorded a liability of $0.3 million related to the fair value of those interest rate swap agreements, which are designated as and considered highly effective cash flow hedges of the Company's forecasted variable rate interest payments. The entire corresponding loss, net of income tax, is recorded in shareholders' equity as accumulated other comprehensive loss. The Company does not expect to reclassify any of the loss to current earnings in 2003.

INFLATION
Since a significant portion of the Company's contracts with the DoD are at fixed prices, inflation can affect the ultimate profit to be realized on them. Some contracts have price adjustment provisions that limit the impact of inflation on profits. In addition, the Company's volume purchasing and forward purchasing policies serve to limit the effects of inflation. The Company considers potential inflation in preparation of contract proposals and bids. In addition, the Company's commercial and industrial products are predominantly custom-made. Therefore, the impact of inflation on operating results is typically not significant. The Company attempts to alleviate inflationary pressures on commercial and industrial products by increasing selling prices to help offset rising costs (subject to competitive conditions), increasing productivity and improving manufacturing techniques. Because of these factors, management does not believe that inflation has had, or that anticipated inflation will have, a significant effect on the Company's operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121. The Company adopted SFAS 144 effective November 1, 2001. In the year ended October 31, 2002, the Company accounted for the planned disposition through sale of ESP as discontinued operations in accordance with SFAS 144.
         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides direction for accounting and disclosure regarding specific costs related to an exit or disposal activity. These include, but are not limited to, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. The Company is required to adopt SFAS 146 for any disposal activities initiated after December 31, 2002. The Company is currently reviewing the impact of the adoption of SFAS 146 on its financial statements.
         In December 2002, the FASB issued SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123." SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS 123, "Accounting for Stock Based Compensation." Furthermore, SFAS 148 mandates new disclosures in both interim and year-end financial statements within the Company's Significant Accounting Policies footnote. The Company has adopted these disclosure requirements for the year ended October 31, 2002 and will apply them to its interim financial statements in 2003.

FORWARD-LOOKING STATEMENTS
In addition to historical information, this Annual Report on Form 10-K includes certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The forward-looking statements involve certain risks and uncertainties, including but not limited to 2003 forecasted results, acquisitions, additional financing requirements, the decision of any of the Company's key customers (including the U.S. Government) to reduce or terminate orders with the Company, cutbacks in defense spending by the U.S. Government and increased competition in the Company's markets, which could cause the Company's actual results to differ materially from those projected in, or inferred by, the forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              Page Reference
----------------------------------------------------------------------------
Consolidated Balance Sheets at October 31, 2002 and 2001                  16
Consolidated Statements of Income for the years ended
  October 31, 2002, 2001 and 2000                                         17
Consolidated Statements of Shareholders' Equity
  for the years ended October 31, 2002, 2001 and 2000                     18
Consolidated Statements of Cash Flows for the years ended
  October 31, 2002, 2001 and 2000                                         19
Notes to Consolidated Financial Statements                                20
Report of Independent Accountants                                         35

         All other schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the notes thereto.

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------
In thousands, except per share amounts

October 31                                                          2002             2001
-----------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                    $  4,793         $  1,015
   Accounts receivable, net                                       47,407           31,430
   Contracts in process and inventories, net                      42,182           49,391
   Refundable income taxes                                         2,709
   Deferred income taxes                                           6,660           19,901
   Prepaid expenses and other assets                               2,301            2,316
   Current assets of discontinued operations                      10,079            7,184
-----------------------------------------------------------------------------------------
      Total Current Assets                                       116,131          111,237
PROPERTY, PLANT AND EQUIPMENT
   Land                                                            4,785            4,785
   Buildings and improvements                                     34,739           32,174
   Machinery and equipment                                        25,621           25,107
   Furniture and fixtures                                          3,424            3,013
-----------------------------------------------------------------------------------------
                                                                  68,569           65,079
   Less accumulated depreciation                                  25,464           21,007
-----------------------------------------------------------------------------------------
                                                                  43,105           44,072
Goodwill                                                         103,444           71,427
Acquired customer-related intangibles                             13,880
Deferred income taxes                                              6,885
Other assets                                                       5,394            5,099
Long-term assets of discontinued operations                        1,308            8,600
-----------------------------------------------------------------------------------------
      TOTAL ASSETS                                              $290,147         $240,435
=========================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                $ 13,000         $    700
   Current maturities of long-term debt                           21,000           21,038
   Accounts payable                                               28,439           20,396
   Income taxes payable                                                               638
   Accrued employee compensation                                  20,117           15,952
   Other liabilities                                              12,206            9,188
   Current liabilities of discontinued operations                  3,793            2,060
-----------------------------------------------------------------------------------------
      Total Current Liabilities                                   98,555           69,972
Long-term debt                                                    21,000           42,000
Deferred income taxes                                                               1,142
Additional minimum pension liability                              20,334            8,591
Other liabilities                                                 15,401            9,338
Commitments and contingencies (Note N)
SHAREHOLDERS' EQUITY
   Common stock, par value $.01 per share; 30,000 shares
     authorized; 16,991 and 11,672 shares issued                     170              117
   Additional paid-in capital                                     95,569           85,682
   Retained earnings                                              84,961           61,823
   Accumulated other comprehensive loss                          (14,275)          (5,554)
-----------------------------------------------------------------------------------------
                                                                 166,425          142,068
   Less treasury stock at cost, 1,171 and 1,467 shares            31,568           32,676
-----------------------------------------------------------------------------------------
      Total Shareholders' Equity                                 134,857          109,392
-----------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $290,147         $240,435
=========================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------------
In thousands, except per share amounts

Year Ended October 31                                                2002             2001            2000
-----------------------------------------------------------------------------------------------------------
Net revenues                                                     $407,945         $365,198        $335,342
Cost of revenues                                                  312,767          289,584         269,251
-----------------------------------------------------------------------------------------------------------
   Gross profit                                                    95,178           75,614          66,091
Selling, general and administrative expense                        45,145           39,767          35,920
Restructuring expense                                               1,441
-----------------------------------------------------------------------------------------------------------
   Operating income from continuing operations                     48,592           35,847          30,171
Interest expense                                                    3,367            6,118           9,119
Interest income                                                       128              214             140
Gain (loss) on sale of assets                                           7                6              (6)
-----------------------------------------------------------------------------------------------------------
   Income from continuing operations                               45,360           29,949          21,186
Income tax provision                                               17,694           11,680           8,475
-----------------------------------------------------------------------------------------------------------
   Net income from continuing operations                           27,666           18,269          12,711
Discontinued operations:
   Income from discontinued operations, net of income tax              49              307             329
   Estimated loss on disposal, net of income tax                   (4,182)
-----------------------------------------------------------------------------------------------------------
      NET INCOME                                                 $ 23,533         $ 18,576        $ 13,040
===========================================================================================================
   Basic earnings per share:
      Continuing operations                                      $   1.78         $   1.30        $   0.96
      Discontinued operations:
         Income                                                                       0.02            0.03
         Estimated loss on disposal                                 (0.27)
-----------------------------------------------------------------------------------------------------------
      Total                                                      $   1.51         $   1.32        $   0.99
===========================================================================================================
   Diluted earnings per share:
      Continuing operations                                      $   1.71         $   1.20        $   0.93
      Discontinued operations:
         Income                                                                       0.02            0.03
         Estimated loss on disposal                                 (0.26)
-----------------------------------------------------------------------------------------------------------
      Total                                                      $   1.45         $   1.22        $   0.96
===========================================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
In thousands

                                                                          Accum.
                                             Additional                    Other         ESOP
                                    Common      Paid-in      Retained      Comp.   Guaranteed       Treasury
                                     Stock      Capital      Earnings       Loss    Bank Loan          Stock          Total
----------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 1999           $ 75      $37,032       $30,781                   $(578)      $ (3,888)      $ 63,422
   Net income                                                  13,040                                                13,040
   Cash dividends                                                (250)                                                 (250)
   Exercise of stock options             8       11,449                                                              11,457
   Reduction of ESOP
     guaranteed bank loan                                                                 147                           147
   Purchase of treasury stock                                                                        (10,576)       (10,576)
   Issuance of treasury stock                       884                                                  376          1,260
----------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 2000             83       49,365        43,571                    (431)       (14,088)        78,500
Comprehensive income:
   Net income                                                  18,576                                                18,576
   Other components of
     comprehensive income,
     net of tax:
         Minimum pension
           liability adjustment                                           (4,670)                                    (4,670)
         Adjustment to fair
           value of derivatives                                             (884)                                      (884)
                                                                                                                   --------
      Total comprehensive income                                                                                     13,022
                                                                                                                   --------
Cash dividends                                                   (324)                                                 (324)
Exercise of stock options               15       35,866                                                              35,881
Reduction of ESOP
  guaranteed bank loan                                                                    431                           431
Purchase of treasury stock                                                                           (18,675)       (18,675)
Issuance of treasury stock                          470                                                   87            557
Five-for-four stock split               19          (19)
----------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 2001            117       85,682        61,823     (5,554)                    (32,676)       109,392
Comprehensive income:
   Net income                                                  23,533                                                23,533
   Other components of
     comprehensive income,
     net of tax:
         Minimum pension
           liability adjustment                                           (9,428)                                    (9,428)
         Adjustment to fair
           value of derivatives                                              707                                        707
                                                                                                                   --------
      Total comprehensive income                                                                                     14,812
                                                                                                                   --------
Cash dividends                                                   (395)                                                 (395)
Issuance of common stock                 1        1,354                                                               1,355
Exercise of stock options                         5,235                                                  792          6,027
Issuance of treasury stock                        3,350                                                  316          3,666
Three-for-two stock split               52          (52)
----------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 2002           $170      $95,569       $84,961   $(14,275)                   $(31,568)      $134,857
============================================================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------
In thousands

Year Ended October 31                                                    2002           2001           2000
------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income from continuing operations                             $ 27,666       $ 18,269       $ 12,711
   Adjustments to reconcile net income from continuing
     operations to net cash provided by continuing operations:
      Depreciation and amortization                                     7,038          9,001          9,398
      Deferred income taxes                                             1,592          3,539          2,521
      Loss (gain) on sale of assets                                       (10)            (6)             6
------------------------------------------------------------------------------------------------------------
   Cash provided by continuing operations before changes
     in operating assets and liabilities, excluding the effects
     of acquisitions                                                   36,286         30,803         24,636
   Changes in operating assets and liabilities:
      Accounts receivable                                              (8,725)        (2,192)        (7,797)
      Contracts in process and inventories                             12,723          2,282          9,344
      Accounts payable                                                  4,911         (3,681)        (2,171)
      Current income taxes                                              3,347          3,063         (3,490)
      Net changes in other assets and liabilities                       6,669        (15,991)         2,370
------------------------------------------------------------------------------------------------------------
Net cash provided by continuing operations                             55,211         14,284         22,892
Net cash provided by (used in) discontinued operations                   (670)         3,528         (1,923)
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                              54,541         17,812         20,969
------------------------------------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of Radian, net of cash acquired                           (39,997)
   Purchase of UPSI, net of cash acquired                              (5,500)
   Additions to property, plant and equipment                          (3,515)        (1,624)        (3,573)
   Proceeds from sale of property, plant and equipment                     11             12            307
------------------------------------------------------------------------------------------------------------
Net cash used in continuing operations                                (49,001)        (1,612)        (3,266)
Net cash used in discontinued operations                                  (11)          (158)          (278)
------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (49,012)        (1,770)        (3,544)
------------------------------------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Net borrowings (payments) under line-of-credit agreement            12,300        (15,600)        (7,600)
   Payments of long-term debt                                         (21,038)       (17,028)       (10,047)
   Exercise of stock options                                            6,027         35,881         11,457
   Purchase of treasury stock                                                        (18,675)       (10,576)
   Cash dividends                                                        (395)          (324)          (250)
   Issuance of common stock to employee stock purchase plan             1,355
------------------------------------------------------------------------------------------------------------
Net cash used in continuing operations                                 (1,751)       (15,746)       (17,016)
Net cash used in discontinued operations
------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                  (1,751)       (15,746)       (17,016)
------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                               3,778            296            409
Cash and cash equivalents at beginning of year                          1,015            719            310
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $  4,793       $  1,015       $    719
============================================================================================================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------
In thousands, except per share amounts

NOTE A: SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of Engineered Support Systems, Inc. (Company) and its wholly owned subsidiaries, which include Systems & Electronics Inc. (SEI), Engineered Air Systems, Inc. (Engineered Air), Keco Industries, Inc. (Keco), Engineered Coil Company, d/b/a Marlo Coil (Marlo
Coil), Engineered Electric Company, d/b/a Fermont (Fermont), ESSIbuy.com (ESSIbuy), Radian Inc. (Radian), Universal Power Systems, Inc. (UPSI) and Engineered Specialty Plastics, Inc. (ESP). All material intercompany accounts and transactions have been eliminated in consolidation.
         INDUSTRY INFORMATION: SEI, Engineered Air, Keco, Fermont, ESSIbuy, Radian and UPSI provide integrated military electronics, support equipment and logistics services. Substantially all revenues for these subsidiaries are related to contracts with the U.S. Government. Marlo Coil manufactures and sells heat-transfer and air-handling equipment primarily to defense contractors, mechanical contractors and industrial users. ESP manufactures and sells injection-molded plastic products, and manufactures and distributes a proprietary line of faucets.
         USE OF ESTIMATES: In preparing these financial statements, management makes estimates and uses assumptions that affect some of the reported amounts and disclosures. Actual results could differ from these estimates and assumptions.
         CASH AND CASH EQUIVALENTS: Cash equivalents include temporary investments with original maturities of three months or less.
         REVENUE RECOGNITION: Revenues on long-term contracts performed by SEI, Engineered Air, Keco, Fermont and Radian, substantially all of which are with the U.S. Government, are recognized under the percentage of completion method and include a proportion of the earnings that are expected to be realized on the contract in the ratio that production measures, primarily labor, incurred bear to the estimated production measures for the contract. Earnings expectations are based upon estimates of contract values and costs at completion. Contracts in process are reviewed on a periodic basis. Adjustments to revenues and earnings are made in the current accounting period based upon revisions in contract values and estimated costs at completion. Provisions for estimated losses on contracts are recorded when identified. On substantially all sales, Marlo Coil, ESSIbuy, UPSI and ESP recognize revenue when title passes to the customer.
         STOCK-BASED COMPENSATION: The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. (See Note K for a further description of these plans.) Accordingly, no compensation expense has been recognized for stock option awards. The following table illustrates the effect on net income from continuing operations and earnings per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation," to stock option awards.

Year Ended October 31                                           2002         2001         2000
----------------------------------------------------------------------------------------------
Reported net income from continuing operations               $27,666      $18,269      $12,711
Total stock-based employee compensation expense
   determined under the fair value method for all stock
   option awards, net of income tax                           11,105        3,925        1,554
----------------------------------------------------------------------------------------------
Pro forma net income                                         $16,561      $14,344      $11,157
==============================================================================================
Earnings per share:
   Basic - as reported                                       $  1.78      $  1.30      $  0.96
==============================================================================================
   Basic - pro forma                                         $  1.06      $  1.02      $  0.85
==============================================================================================
   Diluted - as reported                                     $  1.71      $  1.20      $  0.93
==============================================================================================
   Diluted - pro forma                                       $  1.02      $  0.94      $  0.82
==============================================================================================

         The fair value of options at the grant date was estimated using the Black-Scholes model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: an expected life of 1.5 years, 1.5 years and 1.9 years; volatility of 51%, 58% and 48%; a dividend yield of 0.16%, 0.16% and 0.25%; and a risk-free interest rate of 3.74%, 4.27% and 6.55%.
         The weighted average fair value of options granted in 2002, 2001 and 2000 was $7.66, $3.52 and $2.20, respectively.
         FAIR VALUE OF FINANCIAL INSTRUMENTS: For purposes of financial reporting, the Company has determined that the fair value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt, approximates book value at October 31, 2002 and 2001, based on either their short-term nature or on terms currently available to the Company in financial markets.
         CREDIT RISK: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. At October 31, 2002 and 2001, the Company's cash and cash equivalents were primarily invested in money market accounts at a financial institution. Management believes the credit risk is limited due to the short-term nature of these funds. Management believes the credit risk related to accounts receivable is limited due to the fact that 68% and 77%, respectively, of accounts receivable at October 31, 2002 and 2001 are due from the U.S. Government and its agencies. Allowances for anticipated doubtful accounts are provided based on historical experience and evaluation of specific accounts. The allowance for doubtful accounts was $281 and $147 at October 31, 2002 and 2001, respectively.
         INTEREST RATE RISK: Interest rate risk is managed through a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. Furthermore, the Company will periodically convert its variable-rate term debt to fixed rates via interest rate swaps. Given the Company's outstanding debt position, management does not believe its exposure to interest rate fluctuations has had, or will have, a significant impact on the Company's operations.
         CONTRACTS IN PROCESS AND INVENTORIES: Contracts in process and inventories represent accumulated contract costs, estimated earnings thereon based upon the percentage of completion method and contract inventories reduced by the contract value of delivered items of SEI, Engineered Air, Keco, Fermont and Radian. Accumulated contract costs and inventories are stated at actual costs incurred and consist of direct engineering, production, tooling, applicable overhead and other costs (excluding selling, general and administrative costs which are charged against income as incurred). Title to or a security interest in certain items included in contracts in process and inventories is vested in the U.S. Government by reason of the progress payment provisions of related contracts. In accordance with industry standards, contracts in process and inventories related to long-term contracts are classified as current assets although a portion may not be realized within one year.
         Inventories of Marlo Coil, ESSIbuy, UPSI and ESP are valued at the lower of cost or market using the first-in, first-out method.

         PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 15 to 40 years for buildings and improvements, five to 15 years for machinery and equipment, and three to 10 years for furniture and fixtures. Depreciation expense totaled $4,934 in 2002, $5,073 in 2001 and $5,445 in 2000.
         INCOME TAXES: The income tax provision is based on earnings reported in the financial statements. Deferred income taxes are provided for the tax effects of temporary differences between financial and income tax reporting using current statutory tax rates.
         IMPAIRMENT OF LONG-LIVED ASSETS: Long-lived assets, including goodwill, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.
         EARNINGS PER SHARE: Basic earnings per share is based on average basic common shares outstanding, after the effect of the stock split described in Note O, of 15,582 in 2002, 14,036 in 2001 and 13,161 in 2000.
Diluted earnings per share is based on average diluted common shares outstanding, after the effect of the stock split described in Note O, of 16,209 in 2002, 15,216 in 2001 and 13,622 in 2000. Average diluted common shares outstanding include common stock equivalents, which are comprised entirely of common stock options as computed using the treasury stock method.
         TREASURY STOCK: Shares of treasury stock are valued at cost using the first-in, first-out method.
         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121. The Company adopted SFAS 144 effective November 1, 2001. In the year ended October 31, 2002, the Company accounted for the planned disposition through sale of ESP as discontinued operations in accordance with SFAS 144.
         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides direction for accounting and disclosure regarding specific costs related to an exit or disposal activity. These include, but are not limited to, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. The Company is required to adopt SFAS 146 for any disposal activities initiated after December 31, 2002. The Company is currently reviewing the impact of the adoption of SFAS 146 on its financial statements.
         In December 2002, the FASB issued SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123." SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS 123, "Accounting for Stock Based Compensation." Furthermore, SFAS 148 mandates new disclosures in both interim and year-end financial statements within the Company's Significant Accounting Policies footnote. The Company has adopted these disclosure requirements for the year ended October 31, 2002 and will apply them to its interim financial statements in 2003.

NOTE B: ACQUISITIONS
On May 10, 2002, the Company acquired all of the outstanding capital stock of Radian, a supplier of engineering, logistics support and systems integration services to the U.S. Department of Defense (DoD). The purchase price was approximately $42.0 million, which included consideration of $2.0 million in the common stock of the Company. The purchase price is net of $0.4 million of cash acquired. The fair value of the assets acquired, including goodwill of $26.6 million and customer-related intangibles of $15.3 million, was $58.3 million and liabilities assumed totaled $16.3 million. The cash portion of the purchase price was financed with available cash resources and short-term borrowings under the Company's revolving credit facility.

         On June 27, 2002, the Company acquired all of the outstanding common stock of UPSI, a provider of uninterruptible power supply systems for the DoD, intelligence agencies and commercial customers. The purchase price was approximately $5.5 million plus certain contingent cash consideration based upon UPSI's net revenue levels through October 31, 2003. (The Company estimates the maximum amount of contingent cash consideration to be $5.6 million.) The fair value of the assets acquired, including goodwill of $5.4 million, was $6.6 million and liabilities assumed totaled $1.1 million. The purchase price was financed with short-term borrowings under the Company's revolving credit facility.
         Both companies are included in the Light Military Support Equipment segment and their operating results are included in consolidated operations since the date of acquisition.

NOTE C: GOODWILL AND INTANGIBLE ASSETS
In June 2001, the FASB issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and other acquired intangible assets deemed to have indefinite lives are no longer amortized but are subject to periodic impairment tests. All other acquired intangible assets are amortized over their useful lives. In addition, SFAS 141 eliminated the pooling-of-interests method of accounting for business combinations.
         The Company adopted SFAS 141 and SFAS 142 effective November 1, 2001. The Company has identified its reporting units to be its operating subsidiaries with the exception of SEI, which comprises two reporting units: the Heavy Military Support Equipment and the Electronics and Automation Systems segments of the Company. The carrying value of each reporting unit as of November 1, 2001 was determined by assigning assets and liabilities, including existing goodwill and acquired intangible assets, to the reporting units. Upon adoption of SFAS 142, amortization of goodwill ceased. The Company performed a transitional goodwill impairment assessment as of November 1, 2001 and a goodwill impairment assessment as of October 31, 2002. Neither assessment resulted in impairment of goodwill.
         The following pro forma information reconciles reported net income from continuing operations to adjusted net income from continuing operations, which reflect the adoption of SFAS 142:

Year Ended October 31                                         2002             2001             2000
----------------------------------------------------------------------------------------------------
Reported net income from continuing operations             $27,666          $18,269          $12,711
Goodwill amortization, net of tax benefit                                     1,922            1,928
----------------------------------------------------------------------------------------------------
Adjusted net income from continuing operations             $27,666          $20,191          $14,639
====================================================================================================

Basic earnings per share:
   Reported net income from continuing operations          $  1.78          $  1.30          $  0.96
   Goodwill amortization, net of tax benefit                                   0.14             0.15
----------------------------------------------------------------------------------------------------
   Adjusted net income from continuing operations          $  1.78          $  1.44          $  1.11
====================================================================================================

Diluted earnings per share:
   Reported net income from continuing operations          $  1.71          $  1.20          $  0.93
   Goodwill amortization, net of tax benefit                                   0.13             0.14
----------------------------------------------------------------------------------------------------
   Adjusted net income from continuing operations          $  1.71          $  1.33          $  1.07
====================================================================================================

         Discontinued operations had goodwill amortization of $0 in 2002, $0 in 2001 and $116 in 2000. Goodwill as of October 31, 2002 totaled $53,725 for the Light Military Support Equipment segment, $23,086 for the Heavy Military Support Equipment segment and $26,633 for the Electronics and Automation segment.

         The following disclosure presents certain information on the Company's acquired identifiable intangible assets as of October 31, 2002. There were no acquired identifiable intangible assets as of October 31, 2001 and 2000. All acquired identifiable intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values. These amounts are included in Other Assets in the Consolidated Balance Sheets.

                                 Weighted Average
                                   Amortization       Gross        Accumulated          Net
                                      Period          Amount       Amortization        Amount
---------------------------------------------------------------------------------------------
Customer-related intangibles:
   October 31, 2002                 5.4 years        $15,300          $1,420          $13,880

         The amortization expense related to acquired intangible assets was $1,420 for the year ended October 31, 2002. Related estimated amortization expense is $2,840 annually through the year ended October 31, 2006, and $2,520 for the year ended October 31, 2007. There was no amortization expense related to acquired intangible assets in 2001 and 2000.

NOTE D: OPERATIONAL RESTRUCTURING
During the year ended October 31, 2002, the Company announced a restructuring plan to improve both plant utilization and long-term profitability. Under the plan, the Company's Blue Ash, Ohio and Olivette, Missouri manufacturing locations will be closed during the year ending October 31, 2003 with related production efforts being relocated to other existing Company facilities. Emerging Issues Task Force (EITF) 94-3 provides specific requirements as to the appropriate recognition of restructuring costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when benefit arrangements are communicated to affected employees in sufficient detail to enable the employees to determine the amount of benefits to be received upon termination. Other costs resulting from the restructuring plan that are not associated with or that do not benefit activities that will be continued are recognized at the date of commitment to the plan subject to certain conditions. For the cost to be accrued, it must not be associated with or incurred to generate revenues after the commitment date, and must be either incremental to other costs incurred prior to the commitment date or represent amounts under a contractual obligation that existed prior to the commitment date that will either continue after the plan is completed with no economic benefit or which will result in a penalty to cancel the obligation. Other costs directly related to the restructuring plan which are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred.
         The plan will involve terminating 113 employees. During the year ended October 31, 2002, the Company recorded the following costs in connection with the restructuring plan.

                                                                                  Accrued at
                                                      Expensed      Utilized      October 31,
                                                       in 2002       in 2002         2002
---------------------------------------------------------------------------------------------
Severance and related benefits                         $  789                        $789
Other cash restructuring costs                            153                         153
---------------------------------------------------------------------------------------------
Restructuring costs, excluding non-cash items             942                        $942
                                                                   ==========================
Pension curtailment costs                                 310
Estimated loss on asset disposal                          189
-------------------------------------------------------------
Total restructuring costs                              $1,441
=============================================================

NOTE E: DISCONTINUED OPERATIONS
During the year ended October 31, 2002, the Company formally adopted a plan to dispose of ESP, a wholly owned subsidiary representing the entirety of the Plastic Products segment. The Company expects that disposition through the sale of ESP will be completed during the first six months of 2003. In conjunction with this plan, the Company has recorded an estimated loss on disposal of discontinued operations of $4.2 million, net of income tax of $2.7 million, as of October 31, 2002 to reduce the carrying value of ESP's net assets to their estimated fair value less estimated selling costs. Accordingly, the Company has reported the results of operations of ESP as discontinued operations for the years ended October 31, 2002, 2001 and 2000 in the Consolidated Statements of Income. Additionally, all depreciation on the property, plant and equipment of ESP was suspended upon classification as discontinued operations. All assets and liabilities associated with ESP have been reclassified as assets and liabilities of discontinued operations on the October 31, 2002 and 2001 Consolidated Balance Sheets. Certain information with respect to the discontinued operations of ESP is as follows:

Year Ended October 31                                                2002          2001         2000
----------------------------------------------------------------------------------------------------
Net revenues                                                      $17,619       $25,270      $26,147
----------------------------------------------------------------------------------------------------
Income from discontinued operations, net of income tax            $    49       $   307      $   329
Estimated loss on disposal, net of income tax                      (4,182)
----------------------------------------------------------------------------------------------------
Income (loss) on discontinued operations, net of income tax       $(4,133)      $   307      $   329
====================================================================================================

         Certain information with respect to the assets and liabilities of ESP is summarized as follows:

October 31                                                                         2002         2001
----------------------------------------------------------------------------------------------------
Accounts receivable                                                             $ 4,750      $ 2,598
Inventories                                                                       5,329        4,586
Property, plant and equipment                                                     1,308        8,600
----------------------------------------------------------------------------------------------------
Assets of Discontinued Operations                                               $11,387      $15,784
====================================================================================================

Accounts payable                                                                $ 3,354      $ 1,544
Accrued expenses and other liabilities                                              439          516
----------------------------------------------------------------------------------------------------
Liabilities of Discontinued Operations                                          $ 3,793      $ 2,060
====================================================================================================

NOTE F: ACCOUNTS RECEIVABLE
         Accounts receivable includes amounts due from the U.S. Government and its agencies of $32,442 and $24,114 at October 31, 2002 and 2001, respectively.

NOTE G: CONTRACTS IN PROCESS AND INVENTORIES
Contracts in process and inventories are comprised of the following:

October 31                                                                         2002         2001
----------------------------------------------------------------------------------------------------
Raw materials                                                                   $ 3,662      $ 3,137
Work-in-process                                                                   2,368        1,448
Finished goods                                                                      178
Inventories substantially applicable to government contracts in process,
  reduced by progress payments of $55,809 and $59,069                            35,974       44,806
----------------------------------------------------------------------------------------------------
                                                                                $42,182      $49,391
====================================================================================================

         Contracts in process and inventories at October 31, 2002 and 2001 include estimated revenue of $82,669 and $83,341, respectively, representing accumulated contract costs and related estimated earnings on uncompleted government contracts.

NOTE H: NOTES PAYABLE AND LONG-TERM DEBT
Effective September 30, 1999, the Company entered into a bank credit agreement which provided a $90 million term loan and a $55 million revolving credit facility. Quarterly principal payments on the term loan began on December 31, 1999, with final payment due in September 2004. Borrowings under the term loan and the revolving credit facility are subject to interest, at the Company's option, at either the London Interbank Offered Rate (LIBOR) plus an applicable margin or at the prime rate plus an applicable margin. The margin applicable to LIBOR varies from 1.0% to 2.25% and the margin applicable to the prime rate varies from 0.0% to 1.0% depending upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio). At October 31, 2002, the average variable interest rate under the credit agreement was 3.03% and the Company had $39.7 million of availability under the revolving credit facility, which carries an unused commitment fee of 0.3% to 0.5% depending on the Company's leverage ratio. As of October 31, 2002, the Company had converted $23.6 million of variable rate term debt to fixed rates via interest rate swaps with three financial institutions. The notional amounts of the swaps are reduced over time to reflect scheduled principal payments and the fixed rate is capped at 6.545% to 6.60%, plus the Company's borrowing margin applicable to LIBOR. Including the impact of interest rate swaps, the Company's effective interest rate at October 31, 2002 was 4.94%.
         The credit agreement, as amended, contains certain covenants, including maintaining net worth of at least $74 million plus the net proceeds of all equity offerings after October 31, 2001 plus 50% of quarterly net income after October 31, 2001, and maintaining a leverage ratio no greater than 2.50 to 1 subsequent to October 31, 2001. Pursuant to the terms of the credit agreement, the Company is subject to various other financial and operating covenants and maintenance criteria, including restrictions on the Company's ability to incur additional indebtedness, make capital expenditures, create liens, dispose of material assets and enter into merger transactions and lease agreements. At October 31, 2002, the Company was in compliance with all covenants of its credit agreement. No compensating balance is required or maintained related to the agreement.
         Long-term debt consists of:

October 31                                                         2002         2001
------------------------------------------------------------------------------------
Term loan, variable rate equal to the lesser of LIBOR plus
  applicable margin or prime rate plus applicable margin,
  payable in quarterly installments                             $42,000      $63,000
Other                                                                             38
------------------------------------------------------------------------------------
                                                                 42,000       63,038
Less current maturities                                          21,000       21,038
------------------------------------------------------------------------------------
                                                                $21,000      $42,000
====================================================================================

         Borrowings under the revolving credit facility totaled $13.0 million as of October 31, 2002 and averaged $10.2 million for the year ended October 31, 2002. Borrowings under the revolving credit facility and the bank term loan are secured by substantially all assets of the Company and its subsidiaries and are guaranteed by the Company.
         Annual principal payments of long-term debt are as follows:

Year Ended October 31
------------------------------------------------------------------------------------
2003                                                                         $21,000
2004                                                                          21,000
------------------------------------------------------------------------------------
                                                                             $42,000
====================================================================================

         Interest paid was $3,124 in 2002, $5,906 in 2001 and $9,865 in 2000.

NOTE I: DERIVATIVES AND HEDGING ACTIVITY
Effective November 1, 2000, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. The effect of adopting SFAS 133 was immaterial based on the fair value of the Company's derivative instruments at the date of adoption.
         In accordance with SFAS 133, derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of a derivative instruments designated as "fair value" hedges, along with the corresponding change in fair value of the hedged asset or liability, are recorded in current period earnings. Changes in the fair value of derivative instruments designated as "cash flow" hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of related tax effects. The ineffective portion of the cash flow hedge, if any, is recognized in current period earnings. Other comprehensive income is relieved when current earnings are affected by the variability of cash flows.
         The Company formally designates derivatives as hedging instruments on the date it enters into the derivative contract. This process includes linking derivative instruments designated as hedges to specific assets, liabilities, firm commitments or specific forecasted transactions. The Company evaluates, both at the inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting changes in the fair value of cash flows of the hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively.
         During the period ended October 31, 2002, the Company's derivative contracts consisted only of interest rate swaps used by the Company to convert a portion of its variable rate long-term debt to fixed rates. At October 31, 2002, the Company recorded a liability of $290 related to the fair value of those interest rate swap agreements which are designated as and considered highly effective cash flow hedges of the Company's forecasted variable rate interest payments. The entire corresponding loss, net of income tax, is recorded in shareholders' equity as accumulated other comprehensive loss. The Company does not expect to reclassify any of this loss to current earnings in 2003.

NOTE J: INCOME TAXES
The income tax provision is comprised of the following:

Year Ended October 31                2002                          2001                         2000
-------------------------------------------------------------------------------------------------------------
                          Continuing                    Continuing                   Continuing
                          Operations       Combined     Operations       Combined    Operations      Combined
-------------------------------------------------------------------------------------------------------------
Current:
   Federal                   $14,967        $14,117        $ 6,743        $ 6,669        $5,286        $5,321
   State                       2,017          2,017          1,669          1,669           897           853
-------------------------------------------------------------------------------------------------------------
                              16,984         16,134          8,412          8,338         6,183         6,174
=============================================================================================================
Deferred:
   Federal                       637          1,429          2,941          3,175         2,006         2,206
   State                          73            163            327            364           286           315
-------------------------------------------------------------------------------------------------------------
                                 710          1,592          3,268          3,539         2,292         2,521
-------------------------------------------------------------------------------------------------------------
                             $17,694        $17,726        $11,680        $11,877        $8,475        $8,695
=============================================================================================================

         The deferred income tax provision (benefit) results from the following temporary differences:

Year Ended October 31                       2002                           2001                           2000
-------------------------------------------------------------------------------------------------------------------------
                                 Continuing                     Continuing                     Continuing
                                 Operations       Combined      Operations        Combined     Operations       Combined
-------------------------------------------------------------------------------------------------------------------------
Uncompleted contracts               $   143         $  143         $(1,033)        $(1,033)        $  732         $  732
Depreciation                           (504)          (539)          1,713           1,873            526            632
Goodwill amortization                 1,485          1,485             759             759            746            746
Contributions to employee
  benefits plans                        348            354             182             185            481            475
Estimated loss on disposal
  of discontinued operations         (1,823)
Other, net                             (762)           149           1,647           1,755           (193)           (64)
-------------------------------------------------------------------------------------------------------------------------
                                    $   710         $ (231)        $ 3,268         $ 3,539         $2,292         $2,521
=========================================================================================================================

         Deferred income tax liabilities (assets) are comprised of the following:

Year Ended October 31                                                                              2002             2001
-------------------------------------------------------------------------------------------------------------------------
Depreciation                                                                                   $  2,480         $  5,116
Uncompleted contracts                                                                            (1,753)          (1,896)
Employee benefits                                                                                (4,067)          (4,520)
Goodwill                                                                                          3,440            1,955
Asset reserves                                                                                     (286)          (1,012)
Stock options                                                                                    (2,723)         (15,156)
Other comprehensive loss                                                                         (9,127)          (3,551)
Other                                                                                            (1,509)             305
-------------------------------------------------------------------------------------------------------------------------
                                                                                               $(13,545)        $(18,759)
=========================================================================================================================

         The change in the stock option component of deferred income tax liabilities (assets) indicated above is recorded directly to shareholders' equity.

         Deferred income tax liabilities (assets) are presented on the Consolidated Balance Sheets as follows:

Year Ended October 31                                                                              2002             2001
-------------------------------------------------------------------------------------------------------------------------
Current assets                                                                                 $ (6,660)        $(19,901)
Non-current assets                                                                               (6,885)
Non-current liabilities                                                                                            1,142
-------------------------------------------------------------------------------------------------------------------------
                                                                                               $(13,545)        $(18,759)
=========================================================================================================================

         A reconciliation between the income tax provision and the annual amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

Year Ended October 31                                                               2002           2001             2000
-------------------------------------------------------------------------------------------------------------------------
Income tax provision at statutory federal rate                                   $15,876        $10,482           $7,415
State income taxes and other, net                                                  1,818          1,198            1,060
-------------------------------------------------------------------------------------------------------------------------
                                                                                 $17,694        $11,680           $8,475
=========================================================================================================================

         Income taxes paid were $2,713 in 2002, $4,587 in 2001 and $9,110 in 2000.

NOTE K: SHAREHOLDERS' EQUITY
The Company has established plans whereby options may be granted to employees and directors of the Company to purchase shares of the Company's common stock. Options granted are at an option price equal to the market value on the date the option is granted. Subject to continuation of employment, all options must be exercised within five years from the date of grant and are exercisable at any time during this period. As of October 31, 2002, 3,001 shares of unissued common stock were authorized and reserved for outstanding options, which had a weighted average remaining contractual life of 4.35 years at that date.
         Transactions involving the stock option plans are as follows:

                                                                      Shares         Price per Share
----------------------------------------------------------------------------------------------------
Outstanding at October 31, 2000                                        1,461        $ 2.18 to $ 8.93
Options granted                                                        1,827        $11.40 to $19.93
Options forfeited                                                         (2)                 $ 5.77
Options exercised                                                     (2,341)       $ 2.18 to $19.93
----------------------------------------------------------------------------------------------------
Outstanding at October 31, 2001                                          945        $ 4.40 to $19.93
Options granted                                                        2,376        $28.42 to $30.19
Options exercised                                                       (320)       $ 4.40 to $19.93
----------------------------------------------------------------------------------------------------
Outstanding at October 31, 2002                                        3,001        $ 5.58 to $30.19
====================================================================================================

The following table summarizes information for stock options outstanding at October 31, 2002:

                                                                             Weighted       Weighted
                                                                              Average        Average
                                                               Options      Remaining       Exercise
Range of Exercise Prices                                   Outstanding           Life          Price
----------------------------------------------------------------------------------------------------
$ 5.58 to $ 8.00                                                   291      2.0 years         $ 6.05
$11.67 to $19.93                                                   334      3.4 years         $12.18
$28.42 to $30.19                                                 2,376      4.8 years         $28.88

         The following table provides information as of October 31, 2002 with respect to the shares of common stock that may be issued under the Company's existing equity compensation plans:

                                                                                    Number of shares
                                                                                 remaining available
                                                                                 for future issuance
                                      Number of shares   Weighted-average               under equity
                                          to be issued     exercise price         compensation plans
                                      upon exercise of     of outstanding      (excluding securities
                                   outstanding options            options   reflected in column (a))
Plan category                                      (a)                (b)                        (c)
----------------------------------------------------------------------------------------------------
Equity compensation plans
  approved by shareholders                       2,585             $23.94                        279
Equity compensation plans not
  approved by shareholders                         416             $30.19                         34
----------------------------------------------------------------            ------------------------
      Total                                      3,001             $24.80                        313
================================================================            ========================

NOTE L: PENSION AND OTHER POSTRETIREMENT BENEFITS
Effective September 30, 1999, the Company acquired SEI and assumed the pension and other postretirement benefit plans related to SEI's employees and non-employee participants. Substantially all employees of SEI are covered by defined benefit or defined contribution pension plans. In addition, certain retirees of SEI are eligible for postretirement health and life insurance benefits. As a result, a net pension liability of $4,860 was assumed as of the acquisition date, representing a $68,822 benefit obligation net of $63,962 in the fair value of related plan assets. The Company also assumed an unfunded postretirement benefit liability of $9,077 as of the acquisition date. To qualify for postretirement health and life insurance benefits, an SEI employee must retire at age 55 or later and the employee's age plus service must equal or exceed 75. Retiree contributions are defined as a percentage of medical premiums. Consequently, retiree contributions increase with increases in the medical premiums. The life insurance plans are noncontributory and provide coverage of a flat dollar amount for qualifying retired SEI employees.
         All full-time employees of Engineered Air who are covered by a collective bargaining agreement are also covered by a defined benefit pension plan. These SEI and Engineered Air benefits are provided under defined benefit pay-related and flat-dollar plans, which are primarily non-contributory. Annual Company contributions to retirement plans equal or exceed the minimum funding requirements of the Employee Retirement Income Security Act or other applicable regulations.
         The components of pension and other postretirement benefit costs are presented below for 2002, 2001 and 2000.

                                                          2002              2001              2000
---------------------------------------------------------------------------------------------------
PENSION BENEFITS
Service cost                                           $ 2,444           $ 2,215           $ 2,257
Interest cost                                            6,287             6,155             5,745
Expected return on plan assets                          (7,421)           (7,579)           (7,116)
Amortization of prior service cost                         126               102                46
Recognized actuarial loss (gain)                           300              (120)               52
---------------------------------------------------------------------------------------------------
Net pension benefit costs                              $ 1,736           $   773           $   984
===================================================================================================

OTHER POSTRETIREMENT BENEFITS
Service cost                                           $   199           $   184           $   165
Interest cost                                              651               596               638
Actuarial loss (gain)                                      123               (43)               (7)
---------------------------------------------------------------------------------------------------
Net other postretirement benefit costs                 $   973           $   737           $   796
===================================================================================================

         A reconciliation of the changes in the plans' benefit obligations and fair values of assets over the two-year period ending October 31, 2002 and a statement of the funded status at October 31, 2002 and 2001 follows:

                                                                           2002               2001
---------------------------------------------------------------------------------------------------
PENSION BENEFITS
RECONCILIATION OF BENEFIT OBLIGATION:
Benefit obligation at beginning of year                                $ 89,222           $ 79,327
Service cost                                                              2,444              2,215
Interest cost                                                             6,287              6,155
Plan amendments                                                              67
Actuarial loss                                                            3,661              4,839
Benefit payments                                                         (3,654)            (3,274)
Other                                                                       (40)               (40)
---------------------------------------------------------------------------------------------------
Benefit obligation at October 31                                       $ 97,987           $ 89,222
===================================================================================================

RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at beginning of year                         $ 66,074           $ 77,379
Actual return on plan assets                                             (6,623)            (8,354)
Employer contributions                                                    2,945                323
Benefit payments                                                         (3,654)            (3,274)
---------------------------------------------------------------------------------------------------
Fair value of plan assets at October 31                                $ 58,742           $ 66,074
===================================================================================================

FUNDED STATUS:
Funded status at October 31                                            $(39,245)          $(23,148)
Unrecognized prior service cost                                           4,388                936
Unrecognized actuarial loss                                              34,077             20,455
---------------------------------------------------------------------------------------------------
Accrued benefit cost                                                   $   (780)          $ (1,757)
===================================================================================================

OTHER POSTRETIREMENT BENEFITS
RECONCILIATION OF BENEFIT OBLIGATION:
Benefit obligation at beginning of year                                $  7,933           $  8,332
Service cost                                                                199                184
Interest cost                                                               651                596
Actuarial loss                                                            2,342                592
Benefit payments                                                         (1,684)            (1,771)
---------------------------------------------------------------------------------------------------
Benefit obligation at October 31                                       $  9,441           $  7,933
===================================================================================================

RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at beginning of year
Employer contributions                                                    1,684              1,771
Benefit payments                                                         (1,684)            (1,771)
---------------------------------------------------------------------------------------------------
Fair value of plan assets at October 31
===================================================================================================

FUNDED STATUS:
Funded status at October 31                                            $ (9,441)          $ (7,933)
Unrecognized actuarial loss                                               2,467                254
---------------------------------------------------------------------------------------------------
Accrued benefit cost                                                   $ (6,974)          $ (7,679)
===================================================================================================

         The amounts recognized in the Company's Consolidated Balance Sheets as of October 31 are as follows:

                                                                            2002              2001
---------------------------------------------------------------------------------------------------
PENSION BENEFITS
Prepaid benefit cost                                                    $  4,797           $ 4,739
Accrued benefit cost                                                      (9,160)           (6,496)
Intangible asset                                                             805               936
Additional minimum liability                                             (20,334)           (8,591)
Other comprehensive loss                                                  23,112             7,655
---------------------------------------------------------------------------------------------------
Net amount recognized                                                   $   (780)          $(1,757)
===================================================================================================

OTHER POSTRETIREMENT BENEFITS
Prepaid benefit cost                                                    $    199
Accrued benefit cost                                                      (7,173)           (7,679)
---------------------------------------------------------------------------------------------------
Net amount recognized                                                   $ (6,974)          $(7,679)
===================================================================================================

         Assumptions used in accounting for the defined benefit plans in 2002, 2001 and 2000 were a discount rate of 6.75%, 7.25% and 7.75%, respectively, and an expected long-term rate of return on assets of 9.5%, 10.0% and 10.0%, respectively.
         Assumptions used in accounting for other postretirement benefits in 2002, 2001 and 2000 were a discount rate of 6.75%, 7.25% and 7.75%, respectively, and a healthcare cost trend of 10.5% decreasing 0.5% annually to 5.5%, 5.5% and 6.0%, respectively. A 1% increase in the healthcare cost trend rate for each year would increase the October 31, 2002 net benefit obligation by approximately $16, while a 1% decrease in the healthcare cost trend rate for each year would decrease the October 31, 2002 net benefit obligation by approximately $24.
         The Company has an Employee Stock Ownership Plan (ESOP) covering all salaried employees of Engineered Air, and all employees of ESP, Marlo Coil, Keco, Fermont and ESSIbuy. The ESOP provides for a matching contribution by the Company of no less than 25% of each employee's contributions up to a maximum of 6% of the employee's earnings. The Company also makes discretionary annual contributions. All employee and employer contributions to the ESOP are 100% vested. In addition, the Company sponsors the Radian Inc. 401(k) Employment Retirement Plan and the Universal Power Systems, Inc. 401(k) Plan which cover all employees of Radian and UPSI, respectively. The Company has recorded expense based on contributions to the ESOP, the Radian plan and the UPSI plan for the years ended October 31, 2002, 2001 and 2000 of $1,895, $1,721 and $1,459, respectively.

NOTE M: BUSINESS SEGMENT INFORMATION
The Company operates in three business segments: Light Military Support Equipment, Heavy Military Support Equipment and Electronics and Automation Systems. The Light Military Support Equipment segment engineers and manufactures a broad range of military support equipment primarily for the DoD, as well as related heat-transfer and air-handling equipment for domestic commercial and industrial users. The segment also provides engineering services and asset protection/security systems to the DoD and other government customers. Segment products include environmental control systems, generator sets and related power generation and distribution systems, chemical and biological protection systems, petroleum and water systems and other multipurpose military support equipment. The Heavy Military Support Equipment segment engineers and manufactures load management and transport systems primarily for the DoD. The Electronics and Automation Systems segment engineers and manufactures airborne radar systems, reconnaissance, surveillance and target acquisition systems and avionics test equipment primarily for the DoD. The segment also engineers and manufactures material-handling equipment primarily for the U.S. Postal Service.

         Management utilizes more than one measurement and multiple views of data to measure business segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the Company's Consolidated Financial Statements and, accordingly, are reported on the same basis herein. Management evaluates the performance of its business segments and allocates resources to them primarily based on income from operations, along with cash flows and overall economic returns. The Company's export net revenues and intersegment net revenues are not significant. All corporate expenses and assets have been allocated to the segments. In 2002, 2001 and 2000, approximately 91%, 91% and 93% of consolidated net revenues were from the U.S. Government.
         Information by segment is summarized as follows:

Year Ended October 31                                  2002              2001              2000
-----------------------------------------------------------------------------------------------
NET REVENUES:
Light Military Support Equipment                   $187,005          $155,603          $160,277
Heavy Military Support Equipment                    133,292           124,584           114,742
Electronics and Automation Systems                   87,648            85,011            60,323
-----------------------------------------------------------------------------------------------
                                                   $407,945          $365,198          $335,342
===============================================================================================
INCOME FROM OPERATIONS:
Light Military Support Equipment                   $ 15,939          $ 15,160          $ 16,614
Heavy Military Support Equipment                     22,908            12,601             7,226
Electronics and Automation Systems                    9,745             8,086             6,331
-----------------------------------------------------------------------------------------------
                                                   $ 48,592          $ 35,847          $ 30,171
===============================================================================================
IDENTIFIABLE ASSETS:
Light Military Support Equipment                   $171,160          $ 95,627          $ 89,575
Heavy Military Support Equipment                     59,346            62,398            74,496
Electronics and Automation Systems                   48,254            66,626            53,301
-----------------------------------------------------------------------------------------------
                                                    278,760           224,651           217,372
Discontinued operations                              11,387            15,784            20,980
-----------------------------------------------------------------------------------------------
                                                   $290,147          $240,435          $238,352
===============================================================================================
DEPRECIATION AND AMORTIZATION:
Light Military Support Equipment                   $  3,599          $  3,055          $  3,077
Heavy Military Support Equipment                      2,035             3,354             3,971
Electronics and Automation Systems                    1,404             2,592             2,350
-----------------------------------------------------------------------------------------------
                                                   $  7,038          $  9,001          $  9,398
===============================================================================================
CAPITAL EXPENDITURES:
Light Military Support Equipment                   $  1,611          $    667          $  1,578
Heavy Military Support Equipment                      1,148               714             1,180
Electronics and Automation Systems                      756               243               815
-----------------------------------------------------------------------------------------------
                                                   $  3,515          $  1,624          $  3,573
===============================================================================================

NOTE N: COMMITMENTS AND CONTINGENCIES
As a government contractor, the Company is continually subject to audit by various agencies of the U.S. Government to determine compliance with various procurement laws and regulations. As a result of such audits and as part of normal business operations of the Company, various claims and charges are asserted against the Company. It is not possible at this time to predict the outcome of all such actions. However, management is of the opinion that it has good defenses against such actions and believes that none of these matters will have a material effect on the consolidated financial position or the results of operations of the Company.

         Total contractual and contingent obligations as of October 31, 2002 are as follows:

                                                             Payments / Expiration
--------------------------------------------------------------------------------------------------------
                                       Less than         One to       Four to          Over
                                        One Year    Three Years    Five Years    Five Years        Total
--------------------------------------------------------------------------------------------------------
Contractual Obligations:
   Short-term borrowings                $ 13,000                                                $ 13,000
   Long-term debt                         21,000         21,000                                   42,000
   Operating leases                        3,367          4,418         2,414           338       10,537
   Unconditional purchase
     obligations                          97,681            324            56                     98,061
--------------------------------------------------------------------------------------------------------
                                         135,048         25,742         2,470           338      163,598
--------------------------------------------------------------------------------------------------------
Contingent Obligations:
   Letters of credit                       2,282                                                   2,282
   Additional consideration
     related to UPSI acquisition           5,174            426                                    5,600
--------------------------------------------------------------------------------------------------------
                                           7,456            426                                    7,882
--------------------------------------------------------------------------------------------------------
Total Obligations                       $142,504        $26,168        $2,470          $338     $171,480
========================================================================================================

         While contingent obligations are included in the table above, the Company does not expect to fund the full amounts indicated for letters of credit. In addition, the Company estimates the maximum amount of additional consideration related to the UPSI acquisition to be $5.6 million.

NOTE O: STOCK SPLIT
On October 31, 2002, the Company effected a three-for-two stock split in the form of a 50% stock dividend. All per share amounts, as well as all share amounts related to the Company's stock option plans, in this report have been restated to reflect this stock split.

REPORT OF INDEPENDENT ACCOUNTANTS
-------------------------------------------------------------------------------
To the Board of Directors and Shareholders of Engineered Support Systems, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Engineered Support Systems, Inc. and its subsidiaries at October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         As discussed in Note C to the Consolidated Financial Statements, on November 1, 2001 the Company changed its method of accounting for goodwill and intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ PricewaterhouseCoopers LLP
-----------------------------------
PricewaterhouseCoopers LLP
December 10, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

PART III
----------------------------------------------------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information set forth under the captions "Election of Directors" in the registrant's Definitive Proxy Statement (to be filed within 120 days after the close of its fiscal year ended October 31, 2002) is incorporated herein by reference. Executive officers and key employees of the Company as of January 17, 2003 are as follows:

Name                          Age       Position
--------------------------------------------------------------------------------------------------
Michael F. Shanahan, Sr.       63       Chairman, Chief Executive Officer
Gerald A. Potthoff             62       President, Chief Operating Officer
Gary C. Gerhardt               57       Vice Chairman-Administration, Chief Financial Officer
Ronald W. Davis                56       President, Business Development
Timothy B. Fleischer           43       Corporate Group President
Daniel A. Rodrigues            47       Corporate Group President
Larry K. Brewer                60       Senior Vice President - Business Development
Matt D. Hay                    34       Vice President - Washington Operations
Dan D. Jura                    50       Senior Vice President - Sales
Allan K. Kaste                 56       Vice President - Human Resources
Robert L. Klautzer             58       Vice President - Management Information Systems
Steven J. Landmann             43       Vice President - Finance & Controller
John R. Wootton                55       Vice President - Technology
Thomas G. Cornwell             47       President (Engineered Air)
Joseph H. Creaghead            59       President (Keco)
Richard P. Dacey               61       President (Radian)
Frederic D. Knight             46       President (UPSI)
James T. Myrick                57       President (SEI)
Gerald A. Nicholson            56       President (Marlo Coil)
Thomas C. Santoro              49       President (Fermont)

EXECUTIVE OFFICERS
The officers serve at the discretion of the Board of Directors, subject to the terms and conditions of their employment agreements.
         Michael F. Shanahan, Sr. has been a senior executive of the Company since its formation in 1982. He has served as Chief Executive Officer of the Company since 1985 and as its Chairman since 1987.
         Gerald A. Potthoff has been President and Chief Operating Officer of the Company since 1999. Prior thereto, he served as President of SEI from 1991 until 2000.
         Gary C. Gerhardt has been Vice Chairman - Administration of the Company since 1999. Prior thereto, he served as Executive Vice President of the Company since 1994 and has been its Chief Financial Officer since 1993.
         Ronald W. Davis was named President, Business Development of the Company in 2002. Prior thereto, he served as Vice President - Planning and Development and, briefly, as Vice President - Marketing of the Company since 1999 and as Vice President - Marketing for Engineered Air since 1990.

         Timothy B. Fleischer was named Corporate Group President of the Company in 2002. Prior thereto, he served as President of Radian since its acquisition in May of 2002 and previously as its President and Chief Executive Officer since 1994.
         Daniel A. Rodrigues was named Corporate Group President of the Company in 2002. Prior thereto, he served as President of SEI since 2000 and as Senior Vice President and General Manager of SEI since 1999 and as its Vice President of Program Administration since 1995.
         Larry K. Brewer has been Senior Vice President - Business Development of the Company since February 2000. Prior thereto, he served SEI as Vice President - Business Development since 1998, Vice President - Corp. Marketing & Washington DC Operations since 1997 and as Vice President - Government Relations since 1995.
         Matt D. Hay has been Vice President - Washington Operations of the Company since 1999, and for SEI since 1998.
         Dan D. Jura was named Senior Vice President - Sales of the Company in 2002. Prior thereto, he served as Vice President - Sales for the Company since 1999 and for Engineered Air since 1993.
         Allan K. Kaste has been Vice President - Human Resources of the Company since 2000. He has served as Vice President - Human Resources for SEI since 1994.
         Robert L. Klautzer has been Vice President - Management Information Systems of the Company since 2000. He has served as Vice President - Management Information Systems for SEI since 1997 and, prior thereto, as its Director - Management Information Systems since 1988.
         Steven J. Landmann has been Vice President - Finance & Controller of the Company since 1999. Prior thereto, he served as Controller for the Company since 1998 and for Engineered Air since 1994.
         John R. Wootton has been Vice President - Technology of the Company since 2000. He has served as Vice President - Technology for SEI since 1997 and, prior thereto, as its Director - Technology since 1994.
         Thomas G. Cornwell has been President of Engineered Air since 2000. Prior thereto, he served as Director - Program Management for SEI since 1992.
         Joseph H. Creaghead was named President of Keco in 2002. Prior thereto, he was General Manager - Managing Director of Husco International Ltd. since 1997.
         Richard P. Dacey was named President of Radian in 2002. Prior thereto, he served as its Executive Vice President and Chief Operating Officer since 1995 after a distinguished career with the U.S. Army.
         Frederic D. Knight was named President of UPSI upon its acquisition by the Company in June 2002. He has served as its Chief Technology Officer since 2000 and, prior thereto, as its President and Chief Executive Officer since 1989.
         James T. Myrick was named President of SEI in 2002. Prior thereto, he served as its Executive Vice President since 2001 and as its Vice President - Finance since 1997.
         Gerald A. Nicholson has been President of Marlo Coil since 2001. Prior thereto, he was Executive Vice President for the Tweco/Arcair and Coyne Cylinder divisions of Thermadyne Industries from 1995 to 1998.
         Thomas C. Santoro has been President of Fermont since 1995.

ITEM 11. EXECUTIVE COMPENSATION
Information concerning the Company's executive compensation as shown in the Definitive Proxy Statement (to be filed within 120 days after the close of the fiscal year ended October 31, 2002) is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT
Information relating to the ownership of the Company's securities by certain beneficial owners and management as shown in the Definitive Proxy Statement (to be filed within 120 days after the close of the year ended October 31, 2002) is incorporated herein by reference.

         The following table provides information as of October 31, 2002 with respect to the shares of common stock that may be issued under the Company's existing equity compensation plans:

                                                                                     Number of shares
                                                                                  remaining available
                                                                                  for future issuance
                                     Number of shares     Weighted-average               under equity
                                         to be issued       exercise price         compensation plans
                                     upon exercise of       of outstanding      (excluding securities
                                  outstanding options              options   reflected in column (a))
Plan category                                     (a)                  (b)                        (c)
-----------------------------------------------------------------------------------------------------
Equity compensation plans
  approved by shareholders                  2,585,122               $23.94                    278,436
Equity compensation plans not
  approved by shareholders                    415,628               $30.19                     34,373
-----------------------------------------------------------------            ------------------------
      Total                                 3,000,750               $24.80                    312,909
=================================================================            ========================

         All shares and per share amounts have been restated to reflect a three-for-two stock split effected by the Company on October 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information on certain relationships, related transactions and affiliation of directors as shown in the Definitive Proxy Statement (to be filed within 120 days after the close of the year ended October 31, 2002) is incorporated herein by reference.

PART IV
----------------------------------------------------------------------------
ITEM 14. CONTROLS AND PROCEDURES
Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date this evaluation was carried out, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS,
SCHEDULES AND REPORTS ON FORM 8-K
(a)      (1)  Financial Statements
              See Item 8 above.
         (2) The following financial statement schedule and accountants' report are included as Exhibit 99.3.

         Schedule II - Valuation and Qualifying Accounts - years ended October 31, 2002, 2001 and 2000

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (3)  Exhibits

Lists of Exhibits (listed by numbers corresponding to exhibit table of Item 601 in regulation S-K)
3.1      Articles of Incorporation of Engineered Support Systems, Inc.(1)
3.2      Amendment of Articles of Incorporation(2)
3.3      Amended and Restated By-Laws of Engineered Support Systems, Inc.(2)
4.1 Credit Agreement dated as of September 30, 1999 among Engineered Support Systems, Inc., Bank of America, National Association, as Agent and as Swing Line Lender, and the Other Financial Institutions Party Hereto(5)
4.2 Engineered Air Systems, Inc. Employee Stock Ownership Plan, subsequently renamed the Engineered Support Systems, Inc. Employee Stock Ownership Plan(4)
4.3 Trust Agreement for the Engineered Air Systems, Inc. Employee Stock Ownership Trust(4)
4.4      Engineered Support Systems, Inc. 2000 Stock Option Plan(6)
4.5 Engineered Support Systems, Inc. 2000 Stock Option Plan for Non-Employee Directors(7)
4.6      Engineered Support Systems, Inc. Employee Stock Purchase Plan(8)
4.7 Engineered Support Systems, Inc. Stock Purchase Plan for Non-Employee Directors(9)
4.8      Engineered Support Systems, Inc. 2002 Stock Option Plan(10)
4.9 Engineered Support Systems, Inc. 2002 Stock Option Plan for Non-Employee Directors(11)
4.10     Engineered Support Systems, Inc. 2002 Non-Executive Stock Option
         Plan(12)

10.1     Employment Agreement with Michael F. Shanahan, Sr.
10.2     Employment Agreement with Gerald A. Potthoff
10.3     Employment Agreement with Gary C. Gerhardt
10.4     Employment Agreement with Ronald W. Davis
10.5     Employment Agreement with Larry K. Brewer
10.6     Form of Indemnification Agreement with Directors(2)
11       Statement Re: Computation of Earnings Per Share
13 Engineered Support Systems, Inc. Annual Report for the year ended October 31, 2002 (the Annual Report). Except for the portions incorporated herein by reference as evidenced in the Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission and is not deemed filed as part of this 10-K.
21       Subsidiaries of Registrant(1)
23       Consent of PricewaterhouseCoopers LLP, Independent Accountants
99.1     Certification of Chief Executive Officer
99.2     Certification of Chief Financial Officer
99.3     Valuation and Qualifying Accounts (Schedule II)

(1) This information is incorporated herein by reference from Form S-1 Registration Statement filed on July 10, 1985, registration number 2-98909 as amended on August 13, 1985 and August 21, 1985.

(2) This information is incorporated herein by reference from Form 10-K Annual Report filed on January 30, 1989.

(3)      Not used.

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

(10) This information is incorporated by reference from Form S-8 registration statement, effective August 9, 2002, registration number 333-97859.

(11) This information is incorporated by reference from Form S-8 registration statement, effective August 9, 2002, registration number 333-97861.

(12) This information is incorporated by reference from Form S-8 registration statement, effective November 12, 2002, registration number 333-101161.

(b)      Reports on Form 8-K
         During the fourth quarter of 2002, the Company filed no reports on Form 8-K.
(c)      Exhibits
         See list of Exhibits in this Part IV, Item 15(a)3 above.
(d)      Financial Statement Schedules
         See Part IV, Item 15(a)2 above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ENGINEERED SUPPORT SYSTEMS, INC.
Dated: January 29, 2003             By: /s/ Gary C. Gerhardt
       ----------------             ----------------------------------
                                    GARY C. GERHARDT
                                    Vice Chairman - Administration and
                                    Chief Financial Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                      Date
----------------------------------------------------------------------------------------------------
/s/ Michael F. Shanahan, Sr.        Chairman of the Board of Directors         January 29, 2003
------------------------------      and Chief Executive Officer                ----------------
MICHAEL F. SHANAHAN, SR.


/s/ Gary C. Gerhardt                Vice Chairman - Administration             January 29, 2003
------------------------------      and Chief Financial Officer                ----------------
GARY C. GERHARDT

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS

/s/ Michael F. Shanahan, Sr.      January 29, 2003          /s/ Thomas J. Guilfoil             January 29, 2003
------------------------------    ----------------          -------------------------------    ----------------
MICHAEL F. SHANAHAN, SR.                                    THOMAS J. GUILFOIL


/s/ Gerald A. Potthoff            January 29, 2003          /s/ S. Lee Kling                   January 29, 2003
------------------------------    ----------------          -------------------------------    ----------------
GERALD A. POTTHOFF                                          S. LEE KLING


/s/ Gary C. Gerhardt              January 29, 2003          /s/ Kenneth E. Lewi                January 29, 2003
------------------------------    ----------------          -------------------------------    ----------------
GARY C. GERHARDT                                            KENNETH E. LEWI


/s/ Timothy B. Fleischer          January 29, 2003          /s/ Charles T. Robertson, Jr.      January 29, 2003
------------------------------    ----------------          -------------------------------    ----------------
TIMOTHY B. FLEISCHER                                        CHARLES T. ROBERTSON, JR.


/s/ William H.T. Bush             January 29, 2003          /s/ Crosbie E. Saint               January 29, 2003
------------------------------    ----------------          -------------------------------    ----------------
WILLIAM H.T. BUSH                                           CROSBIE E. SAINT


/s/ Michael P. C. Carns           January 29, 2003          /s/ Michael F. Shanahan, Jr.       January 29, 2003
------------------------------    ----------------          -------------------------------    ----------------
MICHAEL P. C. CARNS                                         MICHAEL F. SHANAHAN, JR.


/s/ George E. Friel               January 29, 2003          /s/ Earl W. Wims                   January 29, 2003
------------------------------    ----------------          -------------------------------    ----------------
GEORGE E. FRIEL                                             EARL W. WIMS

CERTIFICATIONS

I, Michael F. Shanahan, Sr., certify that:

1. I have reviewed this Annual Report on Form 10-K of Engineered Support Systems, Inc.

2. Based on my knowledge, this Annual Report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         c. Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit and finance committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003


/s/ Michael F. Shanahan, Sr.
--------------------------------------
MICHAEL F. SHANAHAN, SR.
Chairman and Chief Executive Officer

CERTIFICATIONS

I, Gary C. Gerhardt, certify that:

1. I have reviewed this Annual Report on Form 10-K of Engineered Support Systems, Inc.

2. Based on my knowledge, this Annual Report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         c. Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit and finance committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003


/s/ Gary C. Gerhardt
-------------------------------------
GARY C. GERHARDT
Vice Chairman - Administration and Chief Financial Officer

ENGINEERED SUPPORT SYSTEMS, INC.

EXHIBIT INDEX
                                                                    Page No.
----------------------------------------------------------------------------
11.   Statement Re: Computation of Earnings Per Share                     46
13.   Engineered Support Systems, Inc. Annual Report for year ended
      October 31, 2002 (the Annual Report). Except for the portions incorporated herein by reference as evidenced in the Form 10-K, the Annual Report is furnished for the information of the
      Securities and Exchange Commission and is not deemed filed as part of this Form 10-K.
23.   Consent of PricewaterhouseCoopers LLP, Independent Accountants      47
99.1  Certification of Chief Executive Officer                            48
99.2  Certification of Chief Financial Officer                            49
99.3  Valuation and Qualifying Accounts (Schedule II)                     51