Form 10-K/A
period 2002-10-31
ENGINEERED SUPPORT SYSTEMS INC
filed 2003-01-29
CIK 772891

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                AMENDMENT NO. 1

                                       TO

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

         The purpose of this amendment is to include Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5. Item 15 is replaced in its entirety with the following:

PART IV
----------------------------------------------------------------------------
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

10.1     Employment Agreement with Michael F. Shanahan, Sr.
10.2     Employment Agreement with Gerald A. Potthoff
10.3     Employment Agreement with Gary C. Gerhardt
10.4     Employment Agreement with Ronald W. Davis
10.5     Employment Agreement with Larry K. Brewer
10.6     Form of Indemnification Agreement with Directors(2)
11       Statement Re: Computation of Earnings Per Share(13)
13 Engineered Support Systems, Inc. Annual Report for the year ended October 31, 2002 (the Annual Report). Except for the portions incorporated herein by reference as evidenced in the Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission and is not deemed filed as part of this 10-K.(13)
21       Subsidiaries of Registrant(1)
23       Consent of PricewaterhouseCoopers LLP, Independent Accountants(13)
99.1     Certification of Chief Executive Officer(13)
99.2     Certification of Chief Financial Officer(13)
99.3     Valuation and Qualifying Accounts (Schedule II)(13)

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

(13) This information is incorporated herein by reference from Form 10-K Annual Report filed on January 28, 2003.

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
GEORGE E. FRIEL                                             EARL W. WIMS

ENGINEERED SUPPORT SYSTEMS, INC.

EXHIBIT INDEX

--------------------------------------------------------------
10.1     Employment Agreement with Michael F. Shanahan, Sr.
10.2     Employment Agreement with Gerald A. Potthoff
10.3     Employment Agreement with Gary C. Gerhardt
10.4     Employment Agreement with Ronald W. Davis
10.5     Employment Agreement with Larry K. Brewer