Form 10-Q
period 2003-01-31
ENGINEERED SUPPORT SYSTEMS INC
filed 2003-03-17
CIK 772891

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

For the three months ended January 31, 2003      Commission file number 0-13880

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

         The number of shares of the Registrant's common stock, $.01 par value, outstanding at February 28, 2003 was 16,056,115.

                        ENGINEERED SUPPORT SYSTEMS, INC.

                                      INDEX


                                                                           Page
                                                                           ----
Part I - Financial Information

      Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of January 31, 2003 and
         October 31, 2002..................................................  3

         Condensed Consolidated Statements of Income for the three
         months ended January 31, 2003 and 2002............................  4

         Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2003 and 2002............................  5

         Notes to Condensed Consolidated Financial Statements..............  6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ........................ 13

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk.. 17

      Item 4.  Controls and Procedures..................................... 17

Part II - Other Information

      Items 1-6 ........................................................... 18

Signatures ................................................................ 19

Exhibits .................................................................. 22

                                        ENGINEERED SUPPORT SYSTEMS, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in thousands, except per share amounts)

                                                                              January 31            October 31
                                                                                 2003                  2002
                                                                              ----------            ----------
                                                                             (Unaudited)
                            ASSETS

Current Assets
     Cash and cash equivalents                                                $   1,071             $   4,793
     Accounts receivable                                                         48,422                47,407
     Contracts in process and inventories                                        40,909                42,182
     Deferred income taxes                                                        6,660                 6,660
     Other current assets                                                         8,015                 5,010
     Current assets of discontinued operations                                    8,194                10,079
                                                                              ---------             ---------
          Total Current Assets                                                  113,271               116,131

Property, plant and equipment, less accumulated
  depreciation of $26,712 and $25,464                                            44,659                43,105
Goodwill                                                                        108,452               103,444
Deferred income taxes                                                             6,772                 6,885
Other assets                                                                     18,485                19,274
Long-term assets of discontinued operations                                       1,308                 1,308
                                                                              ---------             ---------
          Total Assets                                                        $ 292,947             $ 290,147
                                                                              =========             =========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Notes payable                                                           $                      $  13,000
     Current maturities of long-term debt                                        21,000                21,000
     Accounts payable                                                            31,324                28,439
     Other current liabilities                                                   36,956                32,323
     Current liabilities of discontinued operations                               2,297                 3,793
                                                                              ---------             ---------
          Total Current Liabilities                                              91,577                98,555

Long-term debt                                                                   15,750                21,000
Additional minimum pension liability                                             20,334                20,334
Other liabilities                                                                14,919                15,401

Shareholders' Equity
     Common stock, par value $.01 per share; 30,000
       shares authorized; 17,022 and 16,991 shares issued                           170                   170
     Additional paid-in capital                                                 100,248                95,569
     Retained earnings                                                           93,250                84,961
     Accumulated other comprehensive loss                                       (14,098)              (14,275)
                                                                              ---------             ---------
                                                                                179,570               166,425
     Less treasury stock at cost, 967 and 1,171 shares                           29,203                31,568
                                                                              ---------             ---------
                                                                                150,367               134,857
                                                                              ---------             ---------
          Total Liabilities and Shareholders' Equity                          $ 292,947             $ 290,147
                                                                              =========             =========

See notes to condensed consolidated financial statements.


                        ENGINEERED SUPPORT SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                         Three Months Ended
                                                             January 31
                                                     --------------------------
                                                        2003             2002
                                                     ---------         --------

Net revenues                                         $ 121,663         $ 91,286
Cost of revenues                                        94,517           71,373
                                                     ---------         --------

Gross profit                                            27,146           19,913
Selling, general and administrative expense             12,907            9,396
                                                     ---------         --------

Operating income from continuing operations             14,239           10,517

Interest expense                                          (456)            (859)
Interest income                                             49               22
Gain on sale of assets                                       6                3
                                                     ---------         --------

Income from continuing operations                       13,838            9,683
Income tax provision                                     5,397            3,777
                                                     ---------         --------

Net income from continuing operations                    8,441            5,906
Income (loss) from discontinued operations,
  net of income tax                                        137             (382)
                                                     ---------         --------

Net income                                           $   8,578         $  5,524
                                                     =========         ========

Basic earnings per share:
     Continuing operations                           $    0.53         $   0.38
     Discontinued operations                              0.01            (0.02)
                                                     ---------         --------

                    Total                            $    0.54         $   0.36
                                                     =========         ========

Diluted earnings per share:
     Continuing operations                           $    0.50         $   0.37
     Discontinued operations                              0.01            (0.02)
                                                     ---------         --------

                    Total                            $    0.51         $   0.35
                                                     =========         ========

See notes to condensed consolidated financial statements.

                                        ENGINEERED SUPPORT SYSTEMS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)
                                                 (UNAUDITED)

                                                                                       Three Months Ended
                                                                                           January 31
                                                                                   ---------------------------
                                                                                      2003              2002
                                                                                   ---------         ---------
From operating activities:
     Net income from continuing operations                                         $   8,441         $   5,906
     Depreciation and amortization                                                     2,177             1,340
     Gain on sale of assets                                                               (6)               (3)
                                                                                   ---------         ---------
          Cash provided before changes in operating
            assets and liabilities                                                    10,612             7,243
     Net (increase) decrease in non-cash current assets                               (4,655)           13,765
     Net increase (decrease) in non-cash current liabilities                           4,371            (7,989)
     Decrease in other assets                                                          1,913             1,559
                                                                                   ---------         ---------

          Net cash provided by continuing operations                                  12,241            14,578
          Net cash provided by discontinued operations                                   525               490
                                                                                   ---------         ---------
          Net cash provided by operating activities                                   12,766            15,068
                                                                                   ---------         ---------

From investing activities:
     Additions to property, plant and equipment                                       (2,831)             (773)
     Proceeds from sale of property, plant and equipment                                  10                 3
                                                                                   ---------         ---------

          Net cash used in continuing operations                                      (2,821)             (770)
          Net cash used in discontinued operations
                                                                                   ---------         ---------
          Net cash used in investing activities                                       (2,821)             (770)
                                                                                   ---------         ---------

From financing activities:
     Net payments under line-of-credit agreement                                     (13,000)             (700)
     Payments of long-term debt                                                       (5,250)           (5,260)
     Purchase of treasury stock                                                         (266)
     Exercise of stock options                                                         5,137               121
     Cash dividends                                                                     (288)             (185)
                                                                                   ---------         ---------

          Net cash used in continuing operations                                     (13,667)           (6,024)
          Net cash used in discontinued operations
                                                                                   ---------         ---------
          Net cash used in financing activities                                      (13,667)           (6,024)
                                                                                   ---------         ---------

Net increase (decrease) in cash and cash equivalents                                  (3,722)            8,274

Cash and cash equivalents at beginning of period                                       4,793             1,015
                                                                                   ---------         ---------

Cash and cash equivalents at end of period                                         $   1,071         $   9,289
                                                                                   =========         =========

See notes to condensed consolidated financial statements.

                         ENGINEERED SUPPORT SYSTEMS, INC
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)
                    (in thousands, except per share amounts)
                                JANUARY 31, 2003

NOTE A - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended October 31, 2002.

NOTE B - EARNINGS PER SHARE

         Average diluted common shares outstanding include common stock equivalents, which represent common stock options as computed based on the treasury stock method.

         Basic earnings per share for the three months ended January 31, 2003 and 2002 is based on average basic common shares outstanding of 15,915 and 15,342, respectively. Diluted earnings per share for the three months ended January 31, 2003 and 2002 is based on average diluted common shares outstanding of 16,845 and 15,929, respectively.

NOTE C - STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Accordingly, no compensation expense has been recognized for stock option awards. The following table illustrates the effect on net income from continuing operations and earnings per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock option awards.

                                                                Three Months Ended
                                                                    January 31
                                                              ----------------------
                                                               2003            2002
                                                              ------          ------
Reported net income from continuing operations                $8,441          $5,906
Total stock-based employee compensation expense
   determined under the fair value method for all stock
   option awards, net of income tax                                5
                                                              ------          ------
Pro forma net income from continuing operations               $8,436          $5,906
                                                              ======          ======
Earnings per share from continuing operations:
   Basic - as reported                                        $ 0.53          $ 0.38
                                                              ======          ======
   Basic - pro forma                                          $ 0.53          $ 0.38
                                                              ======          ======
   Diluted - as reported                                      $ 0.50          $ 0.37
                                                              ======          ======
   Diluted - pro forma                                        $ 0.50          $ 0.37
                                                              ======          ======

         The fair value of options at the grant date was estimated using the Black-Scholes model with the following weighted average assumptions for the three months ended January 31, 2003: an expected life of 1.5 years, volatility of 51%, a dividend yield of 0.16% and a risk-free interest rate of 3.74%. The weighted average fair value of options granted in the three months ended January 31, 2003 was $7.66. There were no stock option awards in the three months ended January 31, 2002.

NOTE D - ACQUISITIONS

         On May 10, 2002, the Company acquired all of the outstanding common stock of Radian, Inc., a supplier of engineering, logistics support and systems integration services to the U.S. Department of Defense. The purchase price was approximately $42.0 million, which included consideration of $2.0 million in the common stock of the Company. The purchase price is net of $0.4 million of cash acquired. The fair value of the assets acquired, including goodwill of $26.6 million and customer-related intangibles of $15.3 million, was $58.3 million and liabilities assumed totaled $16.3 million. (Acquired customer-related intangibles, less $2.1 million of amortization to date, are included on the January 31, 2003 Condensed Consolidated Balance Sheet in Other Assets.) The cash portion of the purchase price was financed with available cash resources and short-term borrowings under the Company's revolving credit facility.

         On June 27, 2002, the Company acquired all of the outstanding common stock of Universal Power Systems, Inc. (UPSI), a provider of uninterruptible power supply systems for the U.S. Department of Defense, intelligence agencies and commercial customers. The purchase price was approximately $5.5 million plus certain contingent cash consideration based upon UPSI's net revenue levels through two measurement dates, December 31, 2002 and October 31, 2003. Based upon UPSI's net revenue through the December 31, 2002 measurement date, $5.0 million of cash consideration was added to the purchase price and is included on the January 31, 2003 Condensed Consolidated Balance Sheet in Other Current Liabilities. (The Company estimates the maximum amount of contingent cash consideration related to the October 31, 2003 measurement date to be $0.6 million). The fair value of the assets acquired, including goodwill of $10.4 million, was $11.6 million and liabilities assumed totaled $1.2 million. The purchased price was financed with short-term borrowings under the Company's revolving credit facility.

         Both companies are included in the Light Military Support Equipment segment.

NOTE E - OTHER COMPREHENSIVE INCOME (LOSS)

         The Company's other comprehensive income (loss) for the three months ended January 31, 2003 and 2002 was $177 and $150, respectively. The components of other comprehensive income (loss) include a minimum pension liability adjustment and an adjustment to the fair value of derivatives.

NOTE F - GOODWILL AND INTANGIBLE ASSETS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and other acquired intangible assets deemed to have indefinite lives are no longer amortized but are subject to periodic impairment tests. All other acquired intangible assets are amortized over their useful lives. In addition, SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations.

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

         As a result of the adoption of SFAS 142 effective November 1, 2001, the Company recorded no goodwill amortization in the three month periods ended January 31, 2003 and 2002, respectively.

         The following disclosure presents certain information on the Company's acquired intangible assets as of January 31, 2003 and October 31, 2002. All acquired intangible assets are being amortized over their estimated useful lives with no estimated residual values. These amounts are included in Other Assets in the Condensed Consolidated Balance Sheets.

                                           Weighted Average
                                             Amortization            Gross           Accumulated      Net
                                                Period               Amount          Amortization   Amount
                                           ----------------          ------          ------------   ------
Customer-related intangibles:
   January 31, 2003                            5.4 years            $ 15,300           $ 2,130     $ 13,170
   October 31, 2002                            5.4 years              15,300             1,420       13,880

         The amortization expense related to acquired intangible assets was $710 for the three months ended January 31, 2003. Related estimated amortization expense is $2,840 annually through the year ended October 31, 2006, and $2,520 for the year ended October 31, 2007. There was no amortization expense related to acquired intangible assets for the three months ended January 31, 2002.

NOTE G - OPERATIONAL RESTRUCTURING

         During the year ended October 31, 2002, the Company announced a restructuring plan to improve both plant utilization and long-term profitability. Under the plan, the Company's Blue Ash, Ohio and Olivette, Missouri manufacturing locations will be closed during the year ending October 31, 2003 with related production efforts being relocated to other existing Company facilities. Emerging Issues Task Force (EITF) No. 94-3 provides specific requirements as to the appropriate recognition of restructuring costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when benefit arrangements are communicated to affected employees in sufficient detail to enable the employees to determine the amount of benefits to be received upon termination. Other costs resulting from the restructuring plan that are not associated with or that do not benefit activities that will be continued are recognized at the date of commitment to the plan subject to certain conditions. For the cost to be accrued, it must not be associated with or incurred to generate revenues after the commitment date, and must be either incremental to other costs incurred prior to the commitment date or represent amounts under a contractual obligation that existed prior to the commitment date that will either continue after the plan is completed with no economic benefit or which will result in a penalty to cancel the obligation. Other costs directly related to the restructuring plan which are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred. The plan will involve terminating 113 employees, none of which had been terminated as of January 31, 2003.

During the three months ended January 31, 2003, the Company recorded the following costs in connection with the restructuring plan.

                                                  Accrued at                              Accrued at
                                                  October 31,    Expensed    Utilized     January 31,
                                                    2002                                     2003
                                                  -----------    --------    --------     -----------
Severance and related benefits                      $  789                                  $  789
Other cash restructuring costs                         153                                     153
                                                    ------       --------    --------       ------
Restructuring costs, excluding non-cash items       $  942                                  $  942
                                                    ======       ========    ========       ======

NOTE H - DISCONTINUED OPERATIONS

         During the second quarter of 2002, the Company formally adopted a plan to dispose of Engineered Specialty Plastics, Inc. (ESP), a wholly-owned subsidiary representing the entirety of the Plastic Products business segment. The Company expects that the disposition through sale of ESP will be completed by April 30, 2003. In conjunction with this plan, the Company has recorded an estimated loss on disposal of discontinued operations of $4.2 million as of January 31, 2003 to reduce the carrying value of ESP's net assets to their estimated fair value less estimated selling costs. Accordingly, the Company has reported the results of operations of ESP as discontinued operations for the three months ended January 31, 2003 and 2002 in the Condensed Consolidated Statements of Income. All assets and liabilities associated with ESP have been reclassified as assets and liabilities of discontinued operations on the January 31, 2003 and October 31, 2002 Condensed Consolidated Balance Sheets. Certain information with respect to the discontinued operations of ESP for the three month periods ended January 31, 2003 and 2002 is as follows:


                                                                        Three Months Ended
                                                                            January 31
                                                                       ---------------------
                                                                         2003         2002
                                                                       -------       -------
Net revenues                                                           $ 5,125       $ 2,830
                                                                       =======       =======

Income (loss) from operations, net of income tax                       $   137       $  (382)
Estimated loss on disposal, net of income tax
                                                                       -------       -------
Income (loss) on discontinued operations, net of income tax            $   137       $  (382)
                                                                       =======       =======

Certain information with respect to the assets and liabilities of ESP is summarized as follows:

                                                                      January 31    October 31
                                                                         2003          2002
                                                                      ----------    ----------

Accounts receivable                                                    $ 3,325       $ 4,750
Inventories                                                              4,869         5,329
Property, plant and equipment                                            1,308         1,308
                                                                       -------       -------
     Assets of Discontinued Operations                                 $ 9,502       $11,387
                                                                       =======       =======

Accounts payable                                                       $ 1,801       $ 3,354
Accrued expenses and other liabilities                                     496           439
                                                                       -------       -------
     Liabilities of Discontinued Operations                            $ 2,297       $ 3,793
                                                                       =======       =======

NOTE I - CONTRACTS IN PROCESS AND INVENTORIES

         Contracts in process and inventories of certain of the Company's operating subsidiaries (Systems & Electronics Inc., Engineered Air Systems, Inc., Keco Industries, Inc., Engineered Electric Company and Radian, Inc.) represent accumulated contract costs, estimated earnings thereon based upon the percentage of completion method and contract inventories reduced by the contract value of delivered items. Inventories of Engineered Coil Company and Universal Power Systems, Inc. are valued at the lower of cost or market using the first-in, first-out method. Contracts in process and inventories are comprised of the following:

                                                      January 31, 2003          October 31, 2002
                                                      ----------------          ----------------

         Raw materials                                    $  2,599                  $  3,662
         Work-in-process                                     1,827                     2,368
         Finished goods                                        115                       178
         Inventories substantially applicable to
           government contracts in process, less
           Progress payments of $51,308 and $55,809         36,368                    35,974
                                                          --------                  --------
                                                          $ 40,909                  $ 42,182
                                                          ========                  ========

NOTE J - SEGMENT INFORMATION

         The Company operates in three business segments: Light Military Support Equipment, Heavy Military Support Equipment, and Electronics and Automation Systems. The Light Military Support Equipment segment engineers and manufactures a broad range of military support equipment primarily for the DoD, as well as related heat-transfer and air-handling equipment for domestic commercial and industrial users. The segment also provides engineering services and asset protection / security systems to the DoD and other government customers. Segment products include environmental control systems, generator sets and related power generation and distribution systems, chemical and biological protection systems, petroleum and water systems and other multipurpose military support equipment. The Heavy Military Support Equipment segment engineers and manufactures load management and transport systems primarily for the DoD. The Electronics and Automation Systems segment engineers and manufactures airborne radar systems, reconnaissance, surveillance and target acquisition systems and avionics test equipment primarily for the DoD. The segment also engineers and manufactures material-handling equipment primarily for the U.S. Postal Service. Inter-segment revenues for the three months ended January 31, 2003 and 2002, respectively, were not significant. Total assets by segment as disclosed in the Company's annual report for the year ended October 31, 2002 have not changed materially since that date. Goodwill by segment as of October 31, 2002 totaled $53,725 for Light Military Support Equipment, $23,086 for Heavy Military Support Equipment and $26,633 for Electronics and Automation Systems. Goodwill by segment as of January 31, 2003 totaled $58,733 for Light Military Support Equipment, $23,086 for Heavy Military Support Equipment and $26,633 for Electronics and Automation Systems. In addition, there have been no changes in either the basis of segmentation or the measurement of segment income since October 31, 2002. Information by segment is as follows:

                                                                    Three Months Ended
                                                                         January 31
                                                                 -------------------------
                                                                   2003             2002
                                                                 --------         --------
Net revenues:
     Light military support equipment                            $ 68,937         $ 39,583
     Heavy military support equipment                              31,149           31,024
     Electronics and automation systems                            21,577           20,679
                                                                 --------         --------
                         Total                                   $121,663         $ 91,286
                                                                 ========         ========

Operating income from continuing operations:
     Light military support equipment                            $  6,118         $  5,352
     Heavy military support equipment                               5,337            3,287
     Electronics and automation systems                             2,784            1,878
                                                                 --------         --------
                                                                   14,239           10,517
Interest expense                                                     (456)            (859)
Interest income                                                        49               22
Gain on sale of assets                                                  6                3
                                                                 --------         --------
Income from continuing operations
     before income taxes                                         $ 13,838         $  9,683
                                                                 ========         ========


NOTE K - SUBSEQUENT EVENT

         On March 4, 2003, the Company announced that it had entered into a non-binding letter of intent to acquire all of the outstanding stock of Technical and Management Services Corporation (TAMSCO), a provider of information technology logistics and digitization services and a designer and integrator of telecommunications systems primarily for the DoD, in exchange for approximately $66.5 million in cash. TAMSCO's revenues for the year ended December 31, 2002 were approximately $116 million.

         Neither the Company or TAMSCO in obligated to complete the transaction under the non-binding letter of intent. The proposed transaction is subject to the completion of satisfactory due diligence and the negotiation and execution of a definitive agreement.

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

         During the second quarter of 2002, the Company formally adopted a plan to dispose of Engineered Specialty Plastics, Inc. (ESP), a wholly-owned subsidiary representing the entirety of the Plastic Products business segment. In conjunction with this plan, the Company recorded an estimated loss on disposal to reduce the carrying value of ESP's net assets to their estimated fair value less estimated selling costs. Accordingly, the Company has reported the results of operations of ESP as discontinued operations for the three months ended January 31, 2003 and 2002 in the Condensed Consolidated Statements of Income. Additionally, all depreciation on the property, plant and equipment of ESP was suspended as of the end of the second quarter of 2002.

         During the third quarter of 2002, the Company announced a restructuring plan to improve both plant utilization and long-term profitability. Under the plan, the Company's Blue Ash, Ohio and Olivette, Missouri manufacturing locations will be closed during the year ending October 31, 2003 with related production efforts being relocated to other existing Company facilities. Emerging Issues Task Force (EITF) No. 94-3 provides specific requirements as to the appropriate recognition of restructuring costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when benefit arrangements are communicated to affected employees in sufficient detail to enable the employees to determine the amount of benefits to be received upon termination. Other costs resulting from the restructuring plan that are not associated with or that do not benefit activities that will be continued are recognized at the date of commitment to the plan subject to certain conditions. For the cost to be accrued, it must not be associated with or incurred to generate revenues after the commitment date and must be either incremental to other costs incurred prior to the commitment date, or represent amounts under a contractual obligation that existed prior to the commitment date that will either continue after the plan is completed with no economic benefit or which will result in a penalty to cancel the obligation. Other costs directly related to the restructuring plan which are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred.

         The following analysis should be read in this context.

RESULTS OF OPERATIONS

         Consolidated net revenues from continuing operations increased $30.4 million, or 33.3%, to $121.7 million in the first quarter of 2003 compared to $91.3 million in the first quarter of 2002. The increase was primarily the result of $28.9 million of net revenues from Radian, Inc. (Radian), which was acquired May 10, 2002, and from Universal Power Systems, Inc. (UPSI), which was acquired June 27, 2002. Radian's most significant contract, the Deployable Power Generation and Distribution System (DPGDS) for the U.S. Air Force and U.S. Army contributed $15.8 million in revenues during the quarter ended January 31, 2003. Gross profit from continuing operations for the three months ended January 31, 2003 increased $7.2 million, or 36.3%, to $27.1 million (22.3% of consolidated net revenues) from $19.9 million (21.8% of consolidated net revenues) in the comparable 2002 period. The increase in gross profit was a result of a significant increase in revenues, offset by a lower margin contract mix, in the Light Military Support Equipment segment and improved operating performance in the other two business segments. Selling, general and administrative expense from continuing operations increased $3.5 million, or 37.4%, in the first quarter of 2003 to $12.9 million (10.6% of consolidated net revenues) from $9.4 million (10.3% of consolidated net revenues) in the first quarter of 2002. As a result of the above, income from continuing operations increased $4.1 million, or 42.9%, in the quarter ended January 31, 2003 to $13.8 million from $9.7 million in the first quarter of 2002.

         LIGHT MILITARY SUPPORT EQUIPMENT. Net revenues for the Light Military Support Equipment segment increased by $29.4 million, or 74.2%, to $68.9 million in the first quarter of 2003 from $39.5 million in the first quarter of 2002 due to the addition of Radian and UPSI to the segment. Gross profit for the segment increased by $4.7 million, or 51.5%, in the first quarter of 2003 to $13.9 million (20.1% of segment net revenues) from $9.2 million (23.1% of segment net revenues) in the first quarter of 2002. The significant increase in revenues, offset by a lower margin contract mix, resulted in the gross profit increase. Income from operations increased by $0.8 million, or 14.3%, in the first quarter of 2003 to $6.1 million from $5.3 million in the first quarter of 2002 as a result of the additions of Radian and UPSI.

         HEAVY MILITARY SUPPORT EQUIPMENT. Net revenues for the Heavy Military Support Equipment segment increased by $0.1 million, or 0.4%, to $31.1 million in the first quarter of 2003 from $31.0 million in the first quarter of 2002. Gross profit for the segment increased by $1.8 million, or 26.9%, in the first quarter of 2003 to $8.4 million (27.1% of segment net revenues) from $6.6 million (21.5% of segment net revenues) in the first quarter of 2002. The significant gross profit increase was due to improved margins on the M1000 Heavy Equipment Transporter and other segment programs, stemming from production efficiencies and resultant cost reductions. Income from operations increased by $2.0 million, or 62.4%, in the first quarter of 2003 to $5.3 million from $3.3 million in the first quarter of 2002, as a result of the gross profit gains noted above.

         ELECTRONICS AND AUTOMATION SYSTEMS. Net revenues for the Electronics and Automation Systems segment increased by $0.9 million, or 4.3%, to $21.6 million in the first quarter of 2003 from $20.7 million in the first quarter of 2002. The Knight (formerly Striker) and MSTAR programs remained the most significant contributors to segment net revenues, along with several aircraft-based radar programs. Gross profit for the segment increased by $0.7 million, or 17.9%, in the first quarter of 2003 to $4.8 million (22.4% of segment net revenues) from $4.1 million (19.9% of segment net revenues) in the first quarter of 2002. Income from operations increased by $0.9 million, or 48.2%, in the first quarter of 2003 to $2.8 million from $1.9 million in the first quarter of 2002 as a result of the above.

         Net interest expense decreased by $0.4 million to $0.4 million in the first quarter of 2003. This decrease was a result of lower outstanding borrowings on the Company's revolving and term-debt credit facilities, as well as the impact of lower interest rates. The effective income tax rate was 39.0% for the three months ended January 31, 2003 and 2002. As a result of the foregoing, net income from continuing operations increased 42.9% to $8.4 million (6.9% of consolidated net revenues) in the quarter ended January 31, 2003 as compared to $5.9 million (6.5% of consolidated net revenues) in the first quarter of 2002.

         During the second quarter of 2002, the Company formally adopted a plan to dispose of ESP. In conjunction with this plan, the Company has recorded an estimated loss, net of income tax, of $4.2 million as of January 31, 2003 related to the disposal of ESP. In addition, the Company realized income (loss) from ESP operations, net of income tax, of $0.1 million and $(0.4) million in the first quarter of 2003 and 2002, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121. The Company adopted SFAS 144 effective November 1, 2001. The Company has accounted for the planned disposition through sale of ESP as discontinued operations in accordance with SFAS 144.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 provides direction for accounting and disclosure regarding specific costs related to an exit or disposal activity. These include, but are not limited to, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. The Company is required to adopt SFAS 146 for any disposal activities initiated after December 31, 2002. The Company is currently reviewing the impact of the adoption of SFAS 146 on its financial statements.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123." SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS 123, "Accounting for Stock Based Compensation." Furthermore, SFAS 148 mandates new disclosures in both interim and year-end financial statements within the Company's Significant Accounting Policies footnote. The Company adopted these disclosure requirements for the year ended October 31, 2002 and will apply them to its interim financial statements in 2003.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies disclosures regarding certain guarantees to be made by a guarantor in its interim and annual financial statements. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee, but does not prescribe a specific approach for subsequently measuring the liability over its life. Recognition provisions of FIN 45 are to be applied prospectively for guarantees issued or modified after December 31, 2002. The related disclosure requirements are effective for periods ending after December 15, 2002. The Company adopted FIN 45 as of the current quarter, which did not have a material effect on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         In conjunction with the acquisition of SEI in September 1999, the Company entered into a credit agreement which provided for a $90 million term loan and a $55 million revolving credit facility. The Company's primary sources of short-term financing are from cost reimbursements under contracts with the U.S. government via receipt of progress payments, billings for delivered products and borrowings under the revolving line of credit. As of January 31, 2003, the Company had no borrowings against the revolving line of credit, remaining availability under the line of credit of $52.8 million and a cash balance of $1.1 million.

         At January 31, 2003, the Company's working capital and ratio of current assets to current liabilities were $21.7 million and 1.24 to 1 as compared with $17.6 million and 1.18 to 1 at October 31, 2002. The Company generated cash flow from continuing operations of $12.2 million in the three months ended January 31, 2003 as compared to $14.6 million in the first three months of 2002. Investment in property, plant and equipment totaled $2.8 million and $0.8 million for the first three months of 2003 and 2002, respectively. $1.9 million of total capital expenditures for the three months ended January 31, 2003 were incurred at the Company's Keco Industries, Inc. subsidiary and relate to the Company's previously discussed restructuring plan. The Company anticipates that capital expenditures in 2003 should not exceed $7.0 million. Management believes that cash flow generated from operations, together with the available line of credit, will provide the necessary resources to meet the needs of the Company in the foreseeable future.

         There have been no material changes in the total contractual and contingent obligations included in the Company's annual report to shareholders for the year ended October 31, 2002.

BUSINESS AND MARKET CONSIDERATIONS

         Approximately 95% of consolidated net revenues from continuing operations for the three months ended January 31, 2003 were directly or indirectly derived from defense orders by the U.S. government and its agencies. As of January 31, 2003, the Company's funded backlog of orders totaled
$340.5 million, with related customer options of an additional $727.4 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         At October 31, 2002, the Company's derivative contracts consisted only of interest rate swaps used by the Company to convert a portion of its variable rate long-term debt to fixed rates. These contracts expired in November 2002. At January 31, 2003, the Company had no derivative contracts.

ITEM 4.  CONTROLS AND PROCEDURES.

         Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

       (b) No reports on Form 8-K were filed during the three months ended January 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   ENGINEERED SUPPORT SYSTEMS, INC.

Date:    March 17, 2003              By: /s/ Michael F. Shanahan, Sr.
      ---------------------              ------------------------------
                                         Michael F. Shanahan, Sr.
                                         Chairman of the Board and
                                           Chief Executive Officer


Date:    March 17, 2003              By: /s/ Gary C. Gerhardt
      ---------------------              ------------------------------
                                         Gary C. Gerhardt
                                         Vice Chairman - Administration
                                           and Chief Financial Officer

CERTIFICATIONS
I, Michael F. Shanahan, Sr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Engineered Support Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and,

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit and finance committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003


/s/  Michael F. Shanahan, Sr.
------------------------------------
Michael F. Shanahan, Sr.
Chairman and Chief Executive Officer

CERTIFICATIONS
I, Gary C. Gerhardt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Engineered Support Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and,

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit and finance committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/  Gary C. Gerhardt
----------------------------------
Gary C. Gerhardt
Vice Chairman - Administration and
Chief Executive Officer