Form 10-K/A
period 2002-10-31
ENGINEERED SUPPORT SYSTEMS INC
filed 2003-06-12
CIK 772891

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                AMENDMENT NO. 2

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

         The purpose of this amendment is to include exhibit A in Exhibit 10.1 and to include the signature of the controller on the signature page.

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

10.1     Employment Agreement with Michael F. Shanahan, Sr.*
10.2     Employment Agreement with Gerald A. Potthoff
10.3     Employment Agreement with Gary C. Gerhardt
10.4     Employment Agreement with Ronald W. Davis
10.5     Employment Agreement with Larry K. Brewer
10.6     Form of Indemnification Agreement with Directors(2)
11       Statement Re: Computation of Earnings Per Share(13)
13 Engineered Support Systems, Inc. Annual Report for the year ended October 31, 2002 (the Annual Report). Except for the portions incorporated herein by reference as evidenced in the Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission and is not deemed filed as part of this 10-K.(13)
21       Subsidiaries of Registrant(1)
23       Consent of PricewaterhouseCoopers LLP, Independent Accountants(13)
99.1     Certification of Chief Executive Officer(13)
99.2     Certification of Chief Financial Officer(13)
99.3     Valuation and Qualifying Accounts (Schedule II)(13)

*        Filed herewith.

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

Signature                           Title                                      Date
----------------------------------------------------------------------------------------------------
/s/ Michael F. Shanahan, Sr.        Chairman of the Board of Directors         January 29, 2003
------------------------------      and Chief Executive Officer                ----------------
MICHAEL F. SHANAHAN, SR.


/s/ Gary C. Gerhardt                Vice Chairman - Administration             January 29, 2003
------------------------------      and Chief Financial Officer                ----------------
GARY C. GERHARDT


/s/ Steven J. Landmann              Vice President - Finance                   January 29, 2003
------------------------------      and Controller                             ----------------
STEVEN J. LANDMANN

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