Form 10-Q
period 2003-04-30
ENGINEERED SUPPORT SYSTEMS INC
filed 2003-06-16
CIK 772891

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

For the six months ended April 30, 2003           Commission file number 0-13880

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

         Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes X No
                                                    ---    ---

         The number of shares of the Registrant's common stock, $.01 par value, outstanding at May 30, 2003 was 16,123,957.

                         ENGINEERED SUPPORT SYSTEMS, INC.

                                       INDEX


                                                                              Page
                                                                              ----
Part I - Financial Information

      Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of April 30, 2003 and
         October 31, 2002....................................................... 3

         Condensed Consolidated Statements of Income for the three and six months ended April 30, 2003 and 2002................................... 4

         Condensed Consolidated Statements of Cash Flows for the six
         months ended April 30, 2003 and 2002................................... 5

         Notes to Condensed Consolidated Financial Statements................... 6

      Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .................................13

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......19

      Item 4.  Controls and Procedures..........................................19

Part II - Other Information

      Items 1-6 ................................................................20

Signatures .....................................................................21

Exhibits .......................................................................24

                                       ENGINEERED SUPPORT SYSTEMS, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in thousands, except per share amounts)

                                                                             April 30              October 31
                                                                               2003                   2002
                                                                          -------------          -------------
                                                                           (Unaudited)
                               ASSETS

Current Assets
     Cash and cash equivalents                                               $   14,943             $    4,793
     Accounts receivable                                                         46,357                 47,407
     Contracts in process and inventories                                        23,290                 42,182
     Deferred income taxes                                                        6,660                  6,660
     Other current assets                                                         6,798                  5,010
     Current assets of discontinued operations                                                          10,079
                                                                          -------------          -------------
          Total Current Assets                                                   98,048                116,131

Property, plant and equipment, less accumulated
     depreciation of $28,000 and $25,464                                         44,963                 43,105
Goodwill                                                                        108,452                103,444
Deferred income taxes                                                             6,885                  6,885
Other assets                                                                     21,481                 19,274
Long-term assets of discontinued operations                                                              1,308
                                                                          -------------          -------------
          Total Assets                                                       $  279,829             $  290,147
                                                                          =============          =============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Notes payable                                                           $   15,000             $   13,000
     Current maturities of long-term debt                                                               21,000
     Accounts payable                                                            29,548                 28,439
     Other current liabilities                                                   40,001                 32,323
     Current liabilities of discontinued operations                                                      3,793
                                                                          -------------          -------------
          Total Current Liabilities                                              84,549                 98,555

Long-term debt                                                                                          21,000
Additional minimum pension liability                                             20,334                 20,334
Other liabilities                                                                14,723                 15,401

Shareholders' Equity
     Common stock, par value $.01 per share; 30,000
        shares authorized; 17,021 and 16,991 shares issued                          170                    170
     Additional paid-in capital                                                 100,330                 95,569
     Retained earnings                                                          101,887                 84,961
     Accumulated other comprehensive loss                                       (14,098)               (14,275)
                                                                          -------------          -------------
                                                                                188,289                166,425
     Less treasury stock at cost, 903 and 1,171 shares                           28,066                 31,568
                                                                          -------------          -------------
                                                                                160,223                134,857
                                                                          -------------          -------------
          Total Liabilities and Shareholders' Equity                         $  279,829             $  290,147
                                                                          =============          =============

See notes to condensed consolidated financial statements.

                                               ENGINEERED SUPPORT SYSTEMS, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                           (in thousands, except per share amounts)

                                                            Three Months Ended                        Six Months Ended
                                                                 April 30                                 April 30
                                                    ----------------------------------        --------------------------------
                                                         2003                2002                  2003              2002
                                                    --------------       -------------        --------------    --------------
Net revenues                                           $   125,057          $   91,780           $   246,720       $   183,066
Cost of revenues                                            95,274              70,018               189,791           141,392
                                                    --------------       -------------        --------------    --------------

Gross profit                                                29,783              21,762                56,929            41,674
Selling, general and administrative expense                 14,467              10,305                27,374            19,699
Restructuring expense                                        1,193                                     1,193
                                                    --------------       -------------        --------------    --------------


Operating income from continuing operations                 14,123              11,457                28,362            21,975

Interest expense                                              (271)               (756)                 (727)           (1,619)
Interest income                                                 48                  60                    97                82
Gain on sale of assets                                                                                     6                 3
                                                    --------------       -------------        --------------    --------------


Income from continuing operations                           13,900              10,761                27,738            20,441
Income tax provision                                         5,421               4,197                10,818             7,975
                                                    --------------       -------------        --------------    --------------


Net income from continuing operations                        8,479               6,564                16,920            12,466

Discontinued operations:
    Income (loss) from discontinued operations,
          net of income tax                                    157                (143)                  294              (524)
    Estimated loss on disposal, net of
          income tax                                                            (3,145)                                 (3,145)
                                                    --------------       -------------        --------------    --------------

Net income                                             $     8,636          $    3,276           $    17,214       $     8,797
                                                    ==============       =============        ==============    ==============
Basic earnings per share:
     Continuing operations                             $      0.53          $     0.42           $      1.06       $      0.81
     Discontinued operations:
         Income (loss) from discontinued
            operations, net of income tax                     0.01               (0.01)                 0.02             (0.04)
         Estimated loss on disposal, net of
            income tax                                                           (0.20)                                  (0.20)
                                                    --------------       -------------        --------------    --------------

                     Total                             $      0.54          $     0.21           $      1.08       $      0.57
                                                    ==============       =============        ==============    ==============
Diluted earnings per share:
     Continuing operations                             $      0.50          $     0.41           $      1.00       $      0.78
     Discontinued operations:
          Income (loss) from discontinued
             operations, net of income tax                    0.01               (0.01)                 0.02             (0.03)
          Estimated loss on disposal, net of
             income tax                                                          (0.20)                                  (0.20)
                                                    --------------       -------------        --------------    --------------

                     Total                             $      0.51          $     0.20           $      1.02       $      0.55
                                                    ==============       =============        ==============    ==============


See notes to condensed consolidated financial statements.

                                       ENGINEERED SUPPORT SYSTEMS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)
                                                  (UNAUDITED)

                                                                                       Six Months Ended
                                                                                          April 30
                                                                                ------------------------------
                                                                                    2003             2002
                                                                                ------------     -------------
From operating activities:
     Net income from continuing operations                                         $  16,920        $   12,466
     Depreciation and amortization                                                     4,371             2,678
     Gain on sale of assets                                                               (6)               (3)
                                                                                ------------     -------------
          Cash provided before changes in operating
               assets and liabilities                                                 21,285            15,141


     Net decrease in non-cash current assets                                          17,571            14,524
     Net increase (decrease) in non-cash current liabilities                           8,253            (1,565)
     Decrease in other assets                                                          2,097               927
                                                                                ------------     -------------


          Net cash provided by continuing operations                                  49,206            29,027
          Net cash provided by discontinued operations                                 1,885               552
                                                                                ------------     -------------
          Net cash provided by operating activities                                   51,091            29,579
                                                                                ------------     -------------

From investing activities:
     Contingent consideration paid for purchase of UPSI                               (5,008)
     Additions to property, plant and equipment                                       (5,314)           (1,739)
     Proceeds from sale of property, plant and equipment                                  22                 3
                                                                                ------------     -------------


          Net cash used in continuing operations                                     (10,300)           (1,736)
          Net cash provided by discontinued operations                                 3,696                 1
                                                                                ------------     -------------
          Net cash used in investing activities                                       (6,604)           (1,735)
                                                                                ------------     -------------

From financing activities:

     Net payments under line-of-credit agreement                                       2,000              (700)
     Payments of long-term debt                                                      (42,000)          (10,519)
     Purchase of treasury stock                                                         (557)
     Exercise of stock options                                                         6,508             3,842
     Cash dividends                                                                     (288)             (185)
                                                                                ------------     -------------


          Net cash used in continuing operations                                     (34,337)           (7,562)
          Net cash used in discontinued operations
                                                                                ------------     -------------
          Net cash used in financing activities                                      (34,337)           (7,562)
                                                                                ------------     -------------


Net increase in cash and cash equivalents                                             10,150            20,282


Cash and cash equivalents at beginning of period                                       4,793             1,015
                                                                                ------------     -------------

Cash and cash equivalents at end of period                                         $  14,943        $   21,297
                                                                                ============     =============

See notes to condensed consolidated financial statements.

                      ENGINEERED SUPPORT SYSTEMS, INC.
                       NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS (UNAUDITED)
                  (in thousands, except per share amounts)
                               APRIL 30, 2003

NOTE A - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE B - EARNINGS PER SHARE

         Average diluted common shares outstanding include common stock equivalents, which represent common stock options as computed based on the treasury stock method. Average basic and diluted common shares outstanding have been restated to reflect a three-for-two stock split effected by the Company on October 31, 2002 in the form of a stock dividend.

         Basic earnings per share for the three months ended April 30, 2003 and 2002 is based on average basic common shares outstanding of 16,078 and 15,476, respectively. Diluted earnings per share for the three months ended April 30, 2003 and 2002 is based on average diluted common shares outstanding of 17,010 and 16,055, respectively.

         Basic earnings per share for the six months ended April 30, 2003 and 2002 is based on average basic common shares outstanding of 15,995 and 15,408, respectively. Diluted earnings per share for the six months ended April 30, 2003 and 2002 is based on average diluted common shares outstanding of 16,926 and 15,989, respectively.

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

Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock option awards.

                                                                      Three Months Ended        Six Months Ended
                                                                           April 30                 April 30
                                                                     --------------------    ----------------------
                                                                       2003        2002         2003         2002
                                                                     --------    --------    ---------    ---------
Reported net income from continuing operations                        $8,479      $6,564      $16,920      $12,466
Total stock-based employee compensation expense
   determined under the fair value method for all stock
   option awards, net of income tax                                      648         184          653          184
                                                                     --------    --------    ---------    ---------
Pro forma net income from continuing operations                       $7,831      $6,380      $16,267      $12,282
                                                                     ========    ========    =========    =========
Earnings per share from continuing operations:
   Basic - as reported                                                $ 0.53      $ 0.42      $  1.06      $  0.81
                                                                     ========    ========    =========    =========
   Basic - pro forma                                                  $ 0.49      $ 0.41      $  1.02      $  0.80
                                                                     ========    ========    =========    =========
   Diluted - as reported                                              $ 0.50      $ 0.41      $  1.00      $  0.78
                                                                     ========    ========    =========    =========
   Diluted - pro forma                                                $ 0.46      $ 0.40      $  0.96      $  0.77
                                                                     ========    ========    =========    =========

         The fair value of options at the grant date was estimated using the Black-Scholes model with the following weighted average assumptions for the three and six months ended April 30, 2003 and 2002: an expected life of 1.5 years, volatility of 51%, a dividend yield of 0.16% and a risk-free interest rate of 3.74%. The weighted average fair value of options granted in the three and six months ended April 30, 2003 and 2002 was $7.66.

NOTE D - ACQUISITIONS

         On May 10, 2002, the Company acquired all of the outstanding common stock of Radian, Inc., a supplier of engineering, logistics support and systems integration services to the U.S. Department of Defense. The purchase price was approximately $42.0 million, which included consideration of $2.0 million in the common stock of the Company. The purchase price is net of $0.4 million of cash acquired. The fair value of the assets acquired, including goodwill of $26.6 million and customer-related intangibles of $15.3 million, was $58.3 million and liabilities assumed totaled $16.3 million. (Acquired customer-related intangibles, less $2.8 million of amortization to date, are included on the April 30, 2003 Condensed Consolidated Balance Sheet in Other Assets.) The cash portion of the purchase price was financed with available cash resources and short-term borrowings under the Company's revolving credit facility.

         On June 27, 2002, the Company acquired all of the outstanding common stock of Universal Power Systems, Inc. (UPSI), a provider of uninterruptible power supply systems for the U.S. Department of Defense, intelligence agencies and commercial customers. The purchase price was approximately $5.5 million plus certain contingent cash consideration based upon UPSI's net revenue levels through two measurement dates, December 31, 2002 and October 31, 2003. Based upon UPSI's net revenue through the December 31, 2002 measurement date, $5.0 million of cash consideration was added to the purchase price and paid during the quarter ended April 30, 2003. (The Company estimates the maximum amount of contingent cash consideration related to the October 31, 2003 measurement date to be $0.6 million). The fair value of the assets acquired, including goodwill of $10.4 million, was $11.6 million and liabilities assumed totaled $1.2 million. The purchase price was financed with short-term borrowings under the Company's revolving credit facility.

         Both companies are included in the Light Military Support Equipment segment.

NOTE E - OTHER COMPREHENSIVE INCOME (LOSS)

         The Company's other comprehensive income (loss) for the three months ended April 30, 2003 and 2002 was $0 and $188, respectively. The Company's other comprehensive income (loss) for the six months ended April 30, 2003 and 2002 was $177 and $338, respectively. The components of other comprehensive income (loss) include a minimum pension liability adjustment and an adjustment to the fair value of derivatives.

NOTE F - GOODWILL AND INTANGIBLE ASSETS

         The following disclosure presents certain information on the Company's acquired intangible assets as of April 30, 2003 and October 31, 2002. All acquired intangible assets are being amortized over their estimated useful lives with no estimated residual values. These amounts are included in Other Assets in the Condensed Consolidated Balance Sheets.

                                           Weighted Average
                                             Amortization             Gross         Accumulated        Net
                                                Period               Amount         Amortization     Amount
                                           ----------------          ------         ------------     ------
Customer-related intangibles:
   April 30, 2003                              5.4 years            $ 15,309           $ 2,840     $ 12,469
   October 31, 2002                            5.4 years              15,309             1,420       13,889

         The amortization expense related to acquired intangible assets was $710 for the three months ended April 30, 2003 and $1,420 for the six months ended April 30, 2003. Related estimated amortization expense is $2,840 annually through the year ended October 31, 2006, and $2,529 for the year ended October 31, 2007. There was no amortization expense related to acquired intangible assets for the three and six months ended April 30, 2002.

NOTE G - OPERATIONAL RESTRUCTURING

         During the quarter ended July 31, 2002, the Company announced a restructuring plan to improve both plant utilization and long-term profitability. Under the plan, the Company's Blue Ash, Ohio and Olivette, Missouri manufacturing locations will be closed during the year ending October 31, 2003 with related production efforts being relocated to other existing Company facilities. Emerging Issues Task Force No. 94-3 (ETIF 94-3), which was effective through December 31, 2002, provided specific requirements as to the appropriate recognition of restructuring costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when benefit arrangements are communicated to affected employees in sufficient detail to enable the employees to determine the amount of benefits to be received upon termination. Other costs resulting from the restructuring plan that are not associated with or that do not benefit activities that will be continued are recognized at the date of commitment to the plan subject to certain conditions. For the cost to be accrued, it must not be associated with or incurred to generate revenues after the commitment date, and must be either incremental to other costs incurred prior to the commitment date or represent amounts under a contractual obligation that existed prior to the commitment date that will either continue after the plan is completed with no economic benefit or which will result in a penalty to cancel the obligation. Other costs directly related to the restructuring plan which are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred. The plan will involve terminating 113 employees, 60 of which had been terminated as of April 30, 2003.

         During the six months ended April 30, 2003, the Company recorded the following costs in connection with this restructuring plan.

                                                              Accrued at                          Accrued at
                                                              October 31,   Expensed   Utilized    April 30,
                                                                  2002                               2003
                                                              -----------   --------   --------   ----------
Severance and related benefits                                   $  789      $          $  384      $  405
Other cash restructuring costs                                      153                                153
                                                                --------    --------   --------    --------

Restructuring costs, excluding non-cash items                    $  942      $          $  384      $  558
                                                                ========    ========   ========    ========

         During the quarter ended April 30, 2003, the Company announced an additional restructuring plan under which the electronics assembly work currently performed at the Company's Sanford, Florida facility of its Systems & Electronics Inc. (SEI) subsidiary will be relocated to alternate SEI facilities. Statement of Financial Accounting Standards No. 146 (SFAS
146), "Accounting for Costs Associated with Exit or Disposal Activities", applies to all disposal activities initiated after December 31, 2002 and prospectively nullifies EITF 94-3. SFAS 146 requires that a liability for employee termination costs associated with an exit or disposal activity be recognized when the liability is incurred. (EITF 94-3 had previously required that a liability for such costs be recognized at the date of the Company's commitment to an exit or disposal plan). In accordance with SFAS 146, the Company recorded restructuring expense of $1.2 million in the quarter ended April 30, 2003 and anticipates that it will record an additional $1.8 million of restructuring expense related to this plan, substantially all of which will be recorded during the year ending October 31, 2003. The plan will involve terminating 147 employees, none of which had been terminated as of April 30, 2003.

         During the three months ended April 30, 2003, the Company recorded the following costs in connection with this restructuring plan.

                                                                                            Accrued
                                                                                          at April 30,
                                                              Expensed     Utilized           2003
                                                              --------     --------       ------------
       Severance and related benefits                          $   268       $               $  268
                                                                            =======         ========
       Pension curtailment costs                                    35
       Estimated loss on asset disposal                            890
                                                              ---------
       Total Restructuring Costs                               $ 1,193
                                                              =========

NOTE H - DISCONTINUED OPERATIONS

         During the second quarter of 2002, the Company formally adopted a plan to dispose of Engineered Specialty Plastics, Inc. (ESP), a wholly-owned subsidiary representing the entirety of the Plastic Products business segment. The Company completed the sale of ESP in the quarter ended April 30, 2003 to a private equity group. Consideration received by the Company included $4.1 million of cash, a $3.3 million two-year note from the buyers secured by the real property of ESP, and contingent consideration based upon ESP's future revenues, net of a $0.3 million working capital adjustment payable by the Company. In conjunction with the intended disposition of ESP, the Company had previously recorded an estimated loss on disposal of discontinued operations of $4.2 million to reduce the carrying value of ESP's net assets to their estimated fair value less estimated selling costs. The completion of the sale resulted in no adjustment to this $4.2 million loss. The Company has reported the results of operations of ESP as discontinued operations for the three and six months ended April 30, 2003 and 2002 in the Condensed Consolidated Statements of Income. All assets and liabilities associated with ESP have been reclassified as assets and liabilities of discontinued operations on the October 31, 2002 Condensed Consolidated Balance Sheet. Certain information with respect to the discontinued operations of ESP for the three and six month periods ended April 30, 2003 and 2002 is as follows:

                                                                      Three Months Ended             Six Months Ended
                                                                           April 30                      April 30
                                                                  ---------------------------  ----------------------------
                                                                      2003            2002           2003           2002
                                                                  ------------    -----------    -----------    -----------
Net revenues                                                          $ 4,010        $ 3,266        $ 9,136        $ 6,096
                                                                  ============    ===========    ===========    ===========

Income (loss) from operations, net of income tax                      $   157        $  (143)       $   294        $  (524)
Estimated loss on disposal, net of income tax                                         (3,145)                       (3,145)
                                                                  ------------    -----------    -----------    -----------
Income (loss) on discontinued operations, net of income tax           $   157        $(3,288)       $   294        $(3,669)
                                                                  ============    ===========    ===========    ===========

Certain information with respect to the assets and liabilities of ESP is summarized as follows:

                                                                                  October 31
                                                                                     2002
                                                                                 ------------
Accounts receivable                                                                  $ 4,750
Inventories                                                                            5,329
Property, plant and equipment                                                          1,308
                                                                                 ------------
     Assets of Discontinued Operations                                               $11,387
                                                                                 ============

Accounts payable                                                                     $ 3,354
Accrued expenses and other liabilities                                                   439
                                                                                 ------------
     Liabilities of Discontinued Operations                                          $ 3,793
                                                                                 ============

NOTE I - NOTES PAYABLE

         Effective April 23, 2003, the Company retired all borrowings under its existing credit facility and entered into a new bank agreement which provided a $125 million unsecured, revolving credit facility. Borrowings under the new agreement, which expires April 23, 2007, are subject to interest, at the Company's option, at either the Eurodollar rate plus an applicable margin or at the prime rate plus an applicable margin. The margin applicable to the Eurodollar rate varies from 0.875% to 1.625% and the margin applicable to the prime rate varies from 0.0% to 0.25% depending upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio). As of April 30, 2003, the Company had borrowings of $15.0 against the new revolving credit facility.

NOTE J - CONTRACTS IN PROCESS AND INVENTORIES

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

                                                      April 30, 2003           October 31, 2002
                                                   -------------------        ------------------
Raw materials                                       $           3,011          $          3,662
Work-in-process                                                 1,250                     2,368
Finished goods                                                    108                       178
Inventories substantially applicable to
   government contracts in process, less
   Progress payments of $55,060 and
   $55,809                                                     18,921                    35,974
                                                   -------------------        ------------------
                                                    $          23,290          $         42,182
                                                   ===================        ==================


NOTE K - SEGMENT INFORMATION

         The Company operates in three business segments: Light Military Support Equipment, Heavy Military Support Equipment, and Electronics and Automation Systems. The Light Military Support Equipment segment engineers and manufactures a broad range of military support equipment primarily for the DoD, as well as related heat-transfer and air-handling equipment for domestic commercial and industrial users. The segment also provides engineering services and asset protection / security systems to the DoD and other government customers. Segment products include environmental control systems, generator sets and related power generation and distribution systems, chemical and biological protection systems, petroleum and water systems and other multipurpose military support equipment. The Heavy Military Support Equipment segment engineers and manufactures load management and transport systems primarily for the DoD. The Electronics and Automation Systems segment engineers and manufactures airborne radar systems, reconnaissance, surveillance and target acquisition systems and avionics test equipment primarily for the DoD. The segment also engineers and manufactures material-handling equipment primarily for the U.S. Postal Service. Inter-segment revenues for the three and six months ended April 30, 2003 and 2002, respectively, were not significant. Total assets by segment as disclosed in the Company's annual report for the year ended October 31, 2002 have not changed materially since that date. Goodwill by segment as of October 31, 2002 totaled $53,725 for Light Military Support Equipment, $23,086 for Heavy Military Support Equipment and $26,633 for Electronics and Automation Systems. Goodwill by segment as of April 30, 2003 totaled $58,733 for Light Military Support Equipment, $23,086 for Heavy Military Support Equipment and $26,633 for Electronics and Automation Systems. In addition, there have been no changes in either the basis of segmentation or the measurement of segment income since October 31, 2002. Information by segment is as follows:

                                                            Three Months Ended             Six Months Ended
                                                                 April 30                      April 30
                                                        -------------------------     --------------------------
                                                           2003            2002          2003            2002
                                                        ----------      ---------     ----------      ----------
Net revenues:
  Light military support equipment                       $ 68,556        $37,379       $137,493        $ 76,962
  Heavy military support equipment                         31,494         34,421         62,643          65,445
  Electronics and automation systems                       25,007         19,980         46,584          40,659
                                                        ----------      ---------     ----------      ----------
            Total                                        $125,057        $91,780       $246,720        $183,066
                                                        ==========      =========     ==========      ==========

Operating income from continuing operations:
  Light military support equipment                       $  7,556        $ 4,350       $ 13,674        $  9,700
  Heavy military support equipment                          4,316          5,664          9,653           8,951
  Electronics and automation systems                        2,251          1,443          5,035           3,324
                                                        ----------      ---------     ----------      ----------
                                                           14,123         11,457         28,362          21,975
Interest expense                                             (271)          (756)          (727)         (1,619)
Interest income                                                48             60             97              82
Gain on sale of assets                                                                        6               3
                                                        ----------      ---------     ----------      ----------
Income from continuing operations
    before income taxes                                  $ 13,900        $10,761       $ 27,738        $ 20,441
                                                        ==========      =========     ==========      ==========


NOTE L - SUBSEQUENT EVENT

         Effective May 1, 2003, the Company acquired all of the outstanding stock of Technical and Management Services Corporation (TAMSCO), a provider of information technology logistics and digitization services and a designer and integrator of telecommunication systems primarily for the U.S. Department of Defense. The purchase price was $66.5 million in cash, which the Company financed with short-term borrowings under its revolving credit facility.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

         Revenues on long-term contracts performed within the Company's Light Military Support Equipment, Heavy Military Support Equipment and Electronics and Automation Systems segments, substantially all of which are with the U.S. Government, are recognized under the percentage-of-completion method and include a proportion of the earnings that are expected to be realized on the contract in the ratio that production measures, primarily labor, incurred bear to the estimated production measures for the contract. Earnings expectations are based upon estimates of contract values and costs at completion. Contracts in process are reviewed on a periodic basis. Adjustments to revenues and earnings are made in the current accounting period based upon revisions in contract values and estimated costs at completion. Amounts representing contract change orders, claims and other items are included in revenues, as recognized under the percentage-of-completion method, only when these amounts can be reliably estimated and realization is probable. Provisions for estimated losses on contracts are recorded when identified.

         During the second quarter of 2002, the Company formally adopted a plan to dispose of Engineered Specialty Plastics, Inc. (ESP), a wholly-owned subsidiary representing the entirety of the Plastic Products business segment. In conjunction with this plan, the Company recorded an estimated loss on disposal to reduce the carrying value of ESP's net assets to their estimated fair value less estimated selling costs. Accordingly, the Company has reported the results of operations of ESP as discontinued operations for the three and six months ended April 30, 2003 and 2002 in the Condensed Consolidated Statements of Income. Additionally, all depreciation on the property, plant and equipment of ESP was suspended as of the end of the second quarter of 2002. The Company completed the sale of ESP in the second quarter of 2003 with no resulting adjustment to the estimated loss on disposal.

         During the third quarter of 2002, the Company announced a restructuring plan to improve both plant utilization and long-term profitability. Under the plan, the Company's Blue Ash, Ohio and Olivette, Missouri manufacturing locations will be closed during the year ending October 31, 2003 with related production efforts being relocated to other existing Company facilities. Emerging Issues Task Force No. 94-3 (EITF 94-3) provided specific requirements as to the appropriate recognition of restructuring costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when benefit arrangements are communicated to affected employees in sufficient detail to enable the employees to determine the amount of benefits to be received upon termination. Other costs resulting from the restructuring plan that are not associated with or that do not benefit activities that will be continued are recognized at the date of commitment to the plan subject to certain conditions. For the cost to be accrued, it must not be associated with or incurred to generate revenues after the commitment date and must be either incremental to other costs incurred prior to the commitment date, or represent amounts under a contractual obligation that existed prior to the commitment date that will either continue after the plan is completed with no economic benefit or which will result in a penalty to cancel the obligation. Other costs directly related to the restructuring plan which are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred.

         During the quarter ended April 30, 2003, the Company announced an additional restructuring plan under which the electronics assembly work currently performed at the Company's Sanford, Florida facility of its Systems & Electronics Inc. (SEI) subsidiary will be relocated to alternate SEI facilities. Statement of Financial Accounting Standards No. 146 (SFAS
146), "Accounting for Costs Associated with Exit or Disposal Activities", applies to all disposal activities initiated after December 31, 2002 and prospectively nullifies EITF 94-3. SFAS 146 requires that a liability for employee termination costs associated with an exit or disposal activity be recognized when the liability is incurred. (EITF 94-3 had previously required that a liability for such costs be recognized at the date of the Company's commitment to an exit or disposal plan).

         The following analysis should be read in this context.


RESULTS OF OPERATIONS

         Consolidated net revenues from continuing operations increased $33.3 million, or 36.3%, to $125.1 million in the second quarter of 2003 compared to $91.8 million in the second quarter of 2002. This increase was primarily the result of $26.4 million of net revenues from Radian, Inc. (Radian), which was acquired May 10, 2002, and from Universal Power Systems, Inc. (UPSI), which was acquired June 27, 2002. Radian's most significant contract, the Deployable Power Generation and Distribution System (DPGDS) for the U.S. Air Force and U.S. Army contributed $13.3 million in revenues during the quarter ended April 30, 2003. All other operating subsidiaries contributed a combined 7.5% increase in net revenues during the quarter. Gross profit from continuing operations for the three months ended April 30, 2003 increased $8.0 million, or 36.9%, to $29.8 million (23.8% of consolidated net revenues) from $21.8 million (23.7% of consolidated net revenues) in the comparable 2002 period. The increase in gross profit was a result of the significant increase in net revenues. Selling, general and administrative expense from continuing operations increased $4.2 million, or 40.4%, in the second quarter of 2003 to $14.5 million (11.6% of consolidated net revenues) from $10.3 million (11.3% of consolidated net revenues) in the second quarter of 2003. In addition, the Company recorded a restructuring expense of $1.2 million in the quarter ended April 30, 2003 related to its announced plan to relocate electronics assembly work currently performed at the Company's Sanford, Florida facility of its Systems & Electronics Inc.
(SEI) subsidiary to alternate SEI facilities. As a result of the above, income from continuing operations increased $2.7 million or 23.3% in the quarter ended April 30, 2003 to $14.1 million from $11.5 million in the second quarter of 2002.

         Consolidated net revenues from continuing operations increased $63.6 million, or 34.8%, to $246.7 million in the six months ended April 30, 2003 compared to $183.1 million in the first half of 2002. This increase was primarily the result of $55.3 million of net revenues from Radian and UPSI. All other operating subsidiaries contributed a combined 4.5% increase in net revenues during the six month period. Gross profit from continuing operations for the six months ended April 30, 2003 increased $15.2 million, or 36.6%, to $56.9 million (23.1% of consolidated net revenues) from $41.7 million (22.8% of consolidated net revenues) in the comparable 2002 period. Selling, general and administrative expense from continuing operations increased $7.7 million, or 39.0%, in the first half of 2003 to $27.4 million (11.1% of consolidated net revenues) from $19.7 million (10.8% of consolidated net revenues) in the prior year. As a result of the above and of the $1.2 million restructuring expense discussed above, income from continuing operations increased $6.4 million, or 29.1%, in the six months ended April 30, 2003 to $28.4 million from $22.0 million in the first half of 2002.

         LIGHT MILITARY SUPPORT EQUIPMENT. Net revenues for the Light Military Support Equipment segment increased by $31.2 million, or 83.4%, to $68.6 million in the second quarter of 2003 from $37.4 million in the second quarter of 2002 primarily due to the addition of $26.4 million in net revenues from Radian and UPSI. All other operating subsidiaries within the segment contributed a combined 12.8% increase in net revenues during the quarter. For the six months ended April 30, 2003, net revenues for the segment increased by $60.5 million, or 78.7%, to $137.5 million from $77.0 million in the first half of 2002. Radian and UPSI accounted for $55.3 million of this increase. Gross profit for the segment increased by $7.3 million, or 88.5%, in the second quarter of 2003 to $15.6 million (22.8% of segment net revenues) from $8.3 million (22.2% of segment net revenues) in the second quarter of 2002. Likewise, gross profit for the segment increased by $12.1 million, or 69.1%, in the six months ended April 30, 2003 to $29.5 million (21.4% of segment net revenues) from $17.4 (22.6% of segment net revenues) in the first half of 2002. Income from operations increased by $3.2 million, or 73.7%, in the second quarter of 2003 to $7.6 million from $4.4 million in the second quarter of 2002, and increased by $4.0 million, or 41.0%, in the first half of 2003 to $13.7 million from $9.7 million in the first half of 2002.

         HEAVY MILITARY SUPPORT EQUIPMENT. Net revenues for the Heavy Military Support Equipment segment decreased by $2.9 million, or 8.5%, to $31.5 million in the second quarter of 2003 from $34.4 million in the second quarter of 2002. This decrease was primarily due to the completion of deliveries for the M1000 semi-trailer in March 2003. M1000 contract revenues totaled $4.1 million in the second quarter of 2003 compared to $7.0 million in the quarter ended April 30, 2002. For the six months ended April 30, 2003, net revenues for the segment decreased by $2.8 million, or 4.3%, to $62.6 million from $65.4 million in the first half of 2002, also due to completion of the M1000 contract. Gross profit for the segment decreased by $1.8 million, or 18.2%, in the second quarter of 2003 to $7.9 million (25.2% of segment net revenues) from $9.7 million (28.2% of segment net revenues) in the second quarter of 2002. For the six months ended April 30, 2003, gross profit for the segment was $16.4 million (26.2% of segment net revenues), which was unchanged from $16.4 million (25.0% of segment revenues) in the first six months of 2002. Income from operations decreased by $1.4 million, or 23.8%, to $4.3 million in the second quarter of 2003 from $5.7 million in the second quarter of 2002, and increased by $0.7 million, or 7.8%, in the first half of 2003 to $9.7 million from $9.0 million in the first half of 2002.

         ELECTRONICS AND AUTOMATION SYSTEMS. Net revenues for the Electronics and Automation Systems segment increased by $5.0 million, or 25.2%, to $25.0 million in the second quarter of 2003 from $20.0 million in the second quarter of 2002. This increase was primarily due to additional revenues from the Knight reconnaissance / surveillance / target acquisition program and higher demand for the segment's MSTAR radar product. For the six months ended April 30, 2003, net revenues for the segment increased by $5.9 million, or 14.6%, to $46.6 million from $40.7 million in the first half of 2002. Gross profit for the segment increased $2.4 million, or 65.2%, in the second quarter of 2003 to $6.2 million (24.9% of segment net revenues) from $3.8 million (18.9% of segment net revenues) in the second quarter of 2002. For the six months ended April 30, 2003, gross profit for the segment increased $3.2 million, or 40.5%, to $11.1 million (23.8% of segment net revenues) from $7.9 million (19.4% of segment net revenues) in the first half of 2002. Increases in gross profit and gross margin for the segment were a result of higher revenue levels and a more favorable product mix. Income from operations increased by $0.8 million, or 56.0%, in the second quarter of 2003 to $2.3 million from $1.5 million in the second quarter of 2002, and increased by $1.7 million, or 51.5%, in the first half of 2003 to $5.0 million from $3.3 million in the first half of 2002. Increases in income from operations were a result of significant gains in gross profit, offset by a $1.2 million restructuring expense in both the quarter and six months ended April 30, 2003.

         Net interest expense decreased by $0.5 million to $0.2 million in the second quarter of 2003 and by $0.9 million to $0.6 million in the six months ended April 30, 2003. These decreases were a result of lower outstanding borrowings, as well as the impact of lower interest rates. The effective income tax rate was 39.0% for the three and six month periods ended April 30, 2003 and 2002. As a result of the foregoing, net income from continuing operations increased 29.2% to $8.5 million (6.8% of consolidated net revenues) in the quarter ended April 30, 2003 as compared to $6.6 million (7.2% of consolidated net revenues) in the second quarter of 2002. For the six months ended April 30, 2003, net income from continuing operations increased 35.7% to $16.9 million (6.9% of consolidated net revenues) from $12.5 million (6.8% of consolidated net revenues) for the first half of 2002.

         During the second quarter of 2002, the Company formally adopted a plan to dispose of ESP. The Company completed the sale of ESP in the quarter ended April 30, 2003 to a private equity group. In conjunction with the intended disposition of ESP, the Company had previously recorded an estimated loss on disposal of discontinued operations of $4.2 million, $3.2 million of which was recorded in the quarter ended April 30, 2002. The completion of the sale resulted in no adjustment to this $4.2 million loss. In addition, the Company realized income (loss) from ESP operations, net of income tax, of $0.2 million and $(0.1) million in the second quarter of 2003 and 2002, respectively, and of $0.3 million and $(0.5) million in the six months ended April 30, 2003 and 2002, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121. The Company adopted SFAS 144 effective November 1, 2001. The Company has accounted for the disposition through sale of ESP as discontinued operations in accordance with SFAS 144.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 provides direction for accounting and disclosure regarding specific costs related to an exit or disposal activity. These include, but are not limited to, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. The Company adopted SFAS 146 effective January 1, 2003.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123." SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS 123, "Accounting for Stock Based Compensation." Furthermore, SFAS 148 mandates new disclosures in both interim and year-end financial statements within the Company's Significant Accounting Policies footnote. The Company adopted these disclosure requirements for the year ended October 31, 2002 and has applied them to its interim financial statements in 2003.

         In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies disclosures regarding certain guarantees to be made by a guarantor in its interim and annual financial statements. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee, but does not prescribe a specific approach for subsequently measuring the liability over its life. Recognition provisions of FIN 45 are to be applied prospectively for guarantees issued or modified after December 31, 2002. The related disclosure requirements are effective for periods ending after December 15, 2002. The Company adopted FIN 45 for the quarter ended January 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         On April 16, 2003, the Company completed the sale of ESP to a private equity group. Consideration received by the Company included $4.1 million of cash, a $3.3 million two-year note from the buyers secured by the real property of ESP, and contingent consideration based upon ESP's future revenues, net of a $0.3 million working capital adjustment payable by the Company.

         Effective April 23, 2003, the Company retired all borrowings under its existing credit facility and entered into a new bank agreement which provided a $125 million unsecured, revolving credit facility. Borrowings under the new agreement, which expires April 23, 2007, are subject to interest, at the Company's option, at either the Eurodollar rate plus an applicable margin or at the prime rate plus an applicable margin. The margin applicable to the Eurodollar rate varies from 0.875% to 1.625% and the margin applicable to the prime rate varies from 0.0% to 0.25% depending upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio). As of April 30, 2003, the Company had borrowings of $15.0 million against the new revolving credit facility and a cash balance of $14.9 million.

         Effective May 1, 2003, the Company acquired all of the outstanding stock of Technical and Management Services Corporation (TAMSCO), a provider of information technology logistics and digitization services and a designer and integrator of telecommunication systems primarily for the U.S. Department of Defense. The purchase price was $66.5 million in cash, which the Company financed with short-term borrowings under its revolving credit facility.

         At April 30, 2003, the Company's working capital and ratio of current assets to current liabilities were $13.5 million and 1.16 to 1 as compared with $17.6 million and 1.18 to 1 at October 31, 2002. The Company generated cash flow from continuing operations of $49.2 million in the six months ended April 30, 2003 as compared to $29.0 million in the first six months of 2002. Investment in property, plant and equipment totaled $5.3 million and $1.7 million for the first six months of 2003 and 2002, respectively. $3.4 million of total capital expenditures for the six months ended April 30, 2003 were incurred at the Company's Keco Industries, Inc. subsidiary and relate to the Company's previously discussed restructuring plan. The Company anticipates that capital expenditures in 2003 should not exceed $7.0 million. Management believes that cash flow generated from operations, together with the available line of credit, will provide the necessary resources to meet the needs of the Company in the foreseeable future.

         There have been no material changes in the total contractual and contingent obligations included in the Company's annual report to shareholders for the year ended October 31, 2002.

BUSINESS AND MARKET CONSIDERATIONS

         Approximately 95% of consolidated net revenues from continuing operations for the six months ended April 30, 2003 were directly or indirectly derived from defense orders by the U.S. government and its agencies. As of April 30, 2003, the Company's funded backlog of orders totaled $431.0 million, with related customer options of an additional $658.3 million.

         Management continues to pursue potential acquisitions, primarily of those companies providing strategic consolidation within the defense industry such as TAMSCO.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.

         At October 31, 2002, the Company's derivative contracts consisted only of interest rate swaps used by the Company to convert a portion of its variable rate long-term debt to fixed rates. These contracts expired in November 2002. At April 30, 2003, the Company had no derivative contracts.




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

                                   PART II
                              OTHER INFORMATION

Items 1-5 Not applicable.

Item 6 Exhibits and Reports on Form 8-K.

       (a)        Exhibits
                  4. Credit Agreement dated as of April 23, 2003 among Engineered Support Systems, Inc., Bank of America, N.A. and the Other Lenders Party Hereto

                  10. Employment Agreement with Gerald E. Daniels dated April 1, 2003

                  11.      Statement Re: Computation of Earnings Per Share

                  99.1     Certification of Chief Executive Officer

                  99.2     Certification of Chief Financial Officer

       (b) During the quarter ended April 30, 2003, the Company filed the following reports on Form 8-K:

                  (1) Form 8-K dated March 6, 2003 regarding announcement of a non-binding letter of intent to purchase all of the outstanding stock of Technical and Management Services Corporation (TAMSCO).

                  (2) Form 8-K dated April 2, 2003 regarding the Company's restructuring plan for its Sanford, Florida facility.

                  (3) Form 8-K dated April 21, 2003 regarding completion of of the sale of Engineered Specialty Plastics, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      ENGINEERED SUPPORT SYSTEMS, INC.

Date:      June 16, 2003                 By: /s/ Gerald E. Daniels
      -----------------------                -------------------------------
                                                 Gerald E. Daniels
                                                 Vice Chairman and
                                                 Chief Executive Officer


Date:      June 16, 2003                 By: /s/ Gary C. Gerhardt
      -----------------------                -------------------------------
                                                 Gary C. Gerhardt
                                                 Vice Chairman and Chief
                                                 Financial Officer

CERTIFICATIONS
I, Gerald E. Daniels, certify that:

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


Date: June 16, 2003


/s/ Gerald E. Daniels
------------------------------------------
Gerald E. Daniels
Vice Chairman and Chief Executive Officer

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


Date: June 16, 2003

/s/ Gary C. Gerhardt
-----------------------------
Gary C. Gerhardt
Vice Chairman and Chief
Financial Officer