Form 10-Q/A
period 2003-04-30
ENGINEERED SUPPORT SYSTEMS INC
filed 2003-06-19
CIK 772891

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

         The purpose of this amendment is to include the final Employment Agreement with Gerald E. Daniels dated April 1, 2003.

                                   PART II
                              OTHER INFORMATION

Items 1-5 Not applicable.

Item 6 Exhibits and Reports on Form 8-K.

       (a)        Exhibits
                  4. Credit Agreement dated as of April 23, 2003 among Engineered Support Systems, Inc., Bank of America, N.A. and the Other Lenders Party Hereto

                  10. Employment Agreement with Gerald E. Daniels dated April 1, 2003*

                  11.      Statement Re: Computation of Earnings Per Share

                  99.1     Certification of Chief Executive Officer

                  99.2     Certification of Chief Financial Officer

*Filed herewith.

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