Form 10-Q
period 2003-07-31
ENGINEERED SUPPORT SYSTEMS INC
filed 2003-09-15
CIK 772891

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                  FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d)

                   of the Securities Exchange Act of 1934

For the nine months ended July 31, 2003       Commission file number 0-13880

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

         The number of shares of the Registrant's common stock, $.01 par value, outstanding at August 31, 2003 was 16,356,917.

                       ENGINEERED SUPPORT SYSTEMS, INC.

                                     INDEX

                                                                          Page
                                                                          ----

Part I - Financial Information

   Item 1. Financial Statements

      Condensed Consolidated Balance Sheets as of July 31, 2003 and
      October 31, 2002.....................................................  3

      Condensed Consolidated Statements of Income for the three and nine months ended July 31, 2003 and 2002..................................  4

      Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2003 and 2002..................................  5

      Notes to Condensed Consolidated Financial Statements.................  6

   Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations ................................. 14

   Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 21

   Item 4. Controls and Procedures......................................... 21

Part II - Other Information

   Items 1-6 .............................................................. 22

Signatures ................................................................ 23

Exhibits .................................................................. 26

                                        ENGINEERED SUPPORT SYSTEMS, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands, except per share amounts)

                                                                          July 31               October 31
                                                                            2003                   2002
                                                                     -------------------    -------------------
                                                                        (Unaudited)
                               ASSETS

Current Assets
     Cash and cash equivalents                                            $      16,306          $       4,793
     Accounts receivable                                                         76,315                 47,407
     Contracts in process and inventories                                        33,683                 42,182
     Deferred income taxes                                                        6,660                  6,660
     Other current assets                                                         4,929                  5,010
     Current assets of discontinued operations                                                          10,079
                                                                     -------------------    -------------------
          Total Current Assets                                                  137,893                116,131

Property, plant and equipment, less accumulated
     depreciation of $29,297 and $25,464                                         49,514                 43,105
Goodwill                                                                        169,985                103,444
Deferred income taxes                                                             6,885                  6,885
Other assets                                                                     20,625                 19,274
Long-term assets of discontinued operations                                                              1,308
                                                                     -------------------    -------------------
          Total Assets                                                    $     384,902          $     290,147
                                                                     ===================    ===================

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Notes payable                                                        $      81,000          $      13,000
     Current maturities of long-term debt                                           108                 21,000
     Accounts payable                                                            40,898                 28,439
     Other current liabilities                                                   54,705                 32,323
     Current liabilities of discontinued operations                                                      3,793
                                                                     -------------------    -------------------
          Total Current Liabilities                                             176,711                 98,555

Long-term debt                                                                      118                 21,000
Additional minimum pension liability                                             20,334                 20,334
Other liabilities                                                                10,846                 15,401

Shareholders' Equity
     Common stock, par value $.01 per share; 30,000
        shares authorized; 17,047 and 16,991 shares issued                          171                    170
     Additional paid-in capital                                                 102,573                 95,569
     Retained earnings                                                          114,007                 84,961
     Accumulated other comprehensive loss                                       (14,098)               (14,275)
                                                                     -------------------    -------------------
                                                                                202,653                166,425
     Less treasury stock at cost, 788 and 1,171 shares                           25,760                 31,568
                                                                     -------------------    -------------------
                                                                                176,893                134,857
                                                                     -------------------    -------------------
          Total Liabilities and Shareholders' Equity                      $     384,902          $     290,147
                                                                     ===================    ===================

See notes to condensed consolidated financial statements.

                                                ENGINEERED SUPPORT SYSTEMS, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            (in thousands, except per share amounts)

                                                          Three Months Ended                        Nine Months Ended
                                                               July 31                                   July 31
                                                --------------------------------------    --------------------------------------
                                                       2003                2002                  2003                2002
                                                ------------------  ------------------    ------------------  ------------------
Net revenues:
   Products                                          $    112,383        $     98,968          $    338,512        $    281,839
   Services                                                43,286               7,631                63,877               7,826
                                                ------------------  ------------------    ------------------  ------------------
                                                          155,669             106,599               402,389             289,665
                                                ------------------  ------------------    ------------------  ------------------
Cost of revenues:
   Products                                                81,538              74,208               254,833             215,586
   Services                                                35,970               6,600                52,466               6,614
                                                ------------------  ------------------    ------------------  ------------------
                                                          117,508              80,808               307,299             222,200
                                                ------------------  ------------------    ------------------  ------------------

Gross profit                                               38,161              25,791                95,090              67,465
Selling, general and administrative expense                16,850              12,142                44,224              31,841
Restructuring expense                                         449               1,441                 1,642               1,441
                                                ------------------  ------------------    ------------------  ------------------
Operating income from continuing operations                20,862              12,208                49,224              34,183

Interest expense                                             (632)               (867)               (1,359)             (2,489)
Interest income                                               117                  21                   214                 106
Gain on sale of assets                                         11                   1                    17                   4
                                                ------------------  ------------------    ------------------  ------------------
Income from continuing operations                          20,358              11,363                48,096              31,804
Income tax provision                                        7,942               4,430                18,760              12,405
                                                ------------------  ------------------    ------------------  ------------------
Net income from continuing operations                      12,416               6,933                29,336              19,399

Discontinued operations:
    Income (loss) from discontinued operations,
        net of income tax                                                          97                   294                (427)
    Estimated loss on disposal, net of
        income tax                                                               (352)                                   (3,497)
                                                ------------------  ------------------    ------------------  ------------------
Net income                                           $     12,416        $      6,678          $     29,630        $     15,475
                                                ==================  ==================    ==================  ==================
Basic earnings per share:
    Continuing operations                            $       0.77        $       0.44          $       1.83        $       1.25
    Discontinued operations:
        Income (loss) from discontinued
            operations, net of income tax                                        0.01                  0.02               (0.03)
        Estimated loss on disposal, net of
            income tax                                                          (0.03)                                    (0.22)
                                                ------------------  ------------------    ------------------  ------------------
                    Total                            $       0.77        $       0.42          $       1.85        $       1.00
                                                ==================  ==================    ==================  ==================
Diluted earnings per share:
    Continuing operations                            $       0.72        $       0.43          $       1.72        $       1.21
    Discontinued operations:
        Income (loss) from discontinued
            operations, net of income tax                                        0.01                  0.02               (0.03)
        Estimated loss on disposal, net of
            income tax                                                          (0.03)                                    (0.22)
                                                ------------------  ------------------    ------------------  ------------------
                    Total                            $       0.72        $       0.41          $       1.74        $       0.96
                                                ==================  ==================    ==================  ==================

See notes to condensed consolidated financial statements.

                                         ENGINEERED SUPPORT SYSTEMS, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)
                                                    (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                          July 31
                                                                          ----------------------------------------
                                                                                  2003                 2002
                                                                          -------------------  -------------------
From operating activities:
     Net income from continuing operations                                     $      29,336        $      19,399
     Depreciation and amortization                                                     6,711                4,758
     Gain on sale of assets                                                              (17)                  (4)
                                                                          -------------------  -------------------
          Cash provided before changes in operating
               assets and liabilities                                                 36,030               24,153

     Net decrease in non-cash current assets                                          12,117               17,032
     Net increase (decrease) in non-cash current liabilities                          11,070               (3,507)
     Decrease in other assets                                                          2,718                  796
                                                                          -------------------  -------------------

          Net cash provided by continuing operations                                  61,935               38,474
          Net cash provided by (used in) discontinued operations                       1,821                  (37)
                                                                          -------------------  -------------------
          Net cash provided by operating activities                                   63,756               38,437
                                                                          -------------------  -------------------

From investing activities:
     Purchase of TAMSCO, net of cash acquired                                        (77,385)
     Purchase of Radian, net of cash acquired                                                             (39,992)
     Purchase of UPSI, net of cash acquired                                           (5,008)              (5,497)
     Additions to property, plant and equipment                                       (8,420)              (1,976)
     Proceeds from sale of property, plant and equipment                                  37                    4
                                                                          -------------------  -------------------

          Net cash used in continuing operations                                     (90,776)             (47,461)
          Net cash provided by discontinued operations                                 3,696                    1
                                                                          -------------------  -------------------
          Net cash used in investing activities                                      (87,080)             (47,460)
                                                                          -------------------  -------------------

From financing activities:
     Net borrowings (payments) under line-of-credit agreement                         68,000               21,300
     Payments of long-term debt                                                      (42,023)             (15,779)
     Purchase of treasury stock                                                         (557)
     Exercise of stock options                                                         9,997                4,875
     Cash dividends                                                                     (580)                (373)
                                                                          -------------------  -------------------

          Net cash used in continuing operations                                      34,837               10,023
          Net cash used in discontinued operations
                                                                          -------------------  -------------------
          Net cash used in financing activities                                       34,837               10,023
                                                                          -------------------  -------------------


Net increase in cash and cash equivalents                                             11,513                1,000

Cash and cash equivalents at beginning of period                                       4,793                1,015
                                                                          -------------------  -------------------

Cash and cash equivalents at end of period                                     $      16,306        $       2,015
                                                                          ===================  ===================

See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC
                       NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS (UNAUDITED)
                  (in thousands, except per share amounts)
                                JULY 31, 2003

NOTE A - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

         Basic earnings per share for the three months ended July 31, 2003 and 2002 is based on average basic common shares outstanding of 16,171 and 15,708, respectively. Diluted earnings per share for the three months ended July 31, 2003 and 2002 is based on average diluted common shares outstanding of 17,194 and 16,215, respectively.

         Basic earnings per share for the nine months ended July 31, 2003 and 2002 is based on average basic common shares outstanding of 16,054 and 15,510, respectively. Diluted earnings per share for the nine months ended July 31, 2003 and 2002 is based on average diluted common shares outstanding of 17,016 and 16,065, respectively.

NOTE C - STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Accordingly, no compensation expense has been recognized for stock option awards as all options granted have been at fair market value at grant date. The following table illustrates the effect on net income from continuing operations and earnings per share had the

Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock option awards.

                                                                     Three Months Ended              Nine Months Ended
                                                                          July 31                         July 31
                                                                 ----------------------------    --------------------------
                                                                     2003            2002            2003           2002
                                                                 ------------    ------------    -----------    -----------
Reported net income from continuing operations                       $12,416         $ 6,933        $29,336        $19,399
Total stock-based employee compensation expense
   determined under the fair value method for all stock
   option awards, net of income tax                                                    8,971            653          9,155
                                                                 ------------    ------------    -----------    -----------
Pro forma net income from continuing operations                      $12,416         $(2,038)       $28,683        $10,244
                                                                 ============    ============    ===========    ===========
Earnings per share from continuing operations:
   Basic - as reported                                               $  0.77         $  0.44        $  1.83        $  1.25
                                                                 ============    ============    ===========    ===========
   Basic - pro forma                                                 $  0.77         $ (0.13)       $  1.79        $  0.66
                                                                 ============    ============    ===========    ===========
   Diluted - as reported                                             $  0.72         $  0.43        $  1.72        $  1.21
                                                                 ============    ============    ===========    ===========
   Diluted - pro forma                                               $  0.72         $ (0.13)       $  1.69        $  0.64
                                                                 ============    ============    ===========    ===========

         Historically, options granted have been fully vested at grant date. The fair value of options at the grant date was estimated using the Black-Scholes model with the following weighted average assumptions for the three and nine months ended July 31, 2003 and 2002: an expected life of 1.5 years, volatility of 51%, a dividend yield of 0.16% and a risk-free interest rate of 3.74%. The weighted average fair value of options granted in the three and nine months ended July 31, 2003 and 2002 was $7.66.

NOTE D - ACQUISITIONS

         On May 1, 2003, the Company acquired all of the outstanding common stock of Technical and Management Services Corporation (TAMSCO), a provider of information technology logistics and digitization services and a designer and integrator of telecommunication systems primarily for the U.S. Department of Defense (DoD). The purchase price was approximately $65.9 million, which is net of $0.1 million of cash acquired. Approximately $4.4 million of the purchase price has not yet been paid subject to final determination of defined equity adjustments and collection of accounts receivable. The Company anticipates that a minimum of $1.0 million of this $4.4 million holdback will not be paid due to defined equity adjustments and, accordingly, has reduced the remaining amount payable to $3.4 million. In connection with this transaction, the Company also assumed and paid $14.9 million of TAMSCO indebtedness. The purchase of TAMSCO, net of cash acquired, totals $77.4 million in the Condensed Consolidated Statements of Cash Flows, which represents the $65.9 million purchase price plus assumed indebtedness of $14.9 million and less $3.4 million of purchase price not yet paid. The fair value of assets acquired, including goodwill of $61.5 million, was $99.6 million and liabilities assumed totaled $33.7 million. (Assets acquired and liabilities assumed are based on preliminary valuation information and will be adjusted upon completion of this valuation.) The purchase price was financed with short-term borrowings under the Company's revolving credit facility.

         The following unaudited pro forma summary presents the combined historical results of operations for the three and nine month periods ended July 31, 2003 and 2002 as adjusted to reflect the TAMSCO purchase transaction assuming the acquisition had occurred at November 1, 2001. These pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisition actually taken place on November 1, 2001, nor are they necessarily indicative of the combined results that may occur in the future.

                                                               Three Months Ended                   Nine Months Ended
                                                                    July 31                              July 31
                                                        --------------------------------     --------------------------------
                                                             2003              2002               2003              2002
                                                        --------------    --------------     --------------    --------------
Net revenues                                                $ 155,669         $ 135,581          $ 482,343         $ 376,612
                                                        ==============    ==============     ==============    ==============
Net income from continuing operations                       $  12,416         $   7,730          $  32,197         $  21,789
                                                        ==============    ==============     ==============    ==============
Basic earnings per share from continuing
   operations                                                   $0.77            $ 0.49              $2.01            $ 1.40
                                                        ==============    ==============     ==============    ==============
Diluted earnings per share from continuing
   operations                                                   $0.72            $ 0.48              $1.89            $ 1.36
                                                        ==============    ==============     ==============    ==============


         On May 10, 2002, the Company acquired all of the outstanding common stock of Radian, Inc., a supplier of engineering, logistics support and systems integration services to the U.S. Department of Defense. The purchase price was approximately $42.0 million, which included consideration of $2.0 million in the common stock of the Company. The purchase price is net of $0.4 million of cash acquired. The fair value of the assets acquired, including goodwill of $26.6 million and customer-related intangibles of $15.3 million, was $58.3 million and liabilities assumed totaled $16.3 million. (Acquired customer-related intangibles, less $2.8 million of amortization to date, are included on the July 31, 2003 Condensed Consolidated Balance Sheet in Other Assets.) The cash portion of the purchase price was financed with available cash resources and short-term borrowings under the Company's revolving credit facility.

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

         All three acquired companies are included in the Light Military Support Equipment segment.

NOTE E - OTHER COMPREHENSIVE INCOME

         The Company's other comprehensive income for the three months ended July 31, 2003 and 2002 was $0 and $181, respectively. The Company's other comprehensive income for the nine months ended July 31, 2003 and 2002 was $177 and $519, respectively. The components of other comprehensive income include a minimum pension liability adjustment and an adjustment to the fair value of derivatives.

NOTE F - GOODWILL AND INTANGIBLE ASSETS

         The following disclosure presents certain information on the Company's acquired intangible assets as of July 31, 2003 and October 31, 2002. All acquired intangible assets are being amortized over their estimated useful lives with no estimated residual values. These amounts are included in Other Assets in the Condensed Consolidated Balance Sheets.

                                           Weighted Average
                                             Amortization           Gross       Accumulated         Net
                                                Period             Amount       Amortization      Amount
                                           ----------------        ------       ------------      ------
Customer-related intangibles:
   July 31, 2003                               5.4 years          $ 15,309         $ 3,550       $ 11,759
   October 31, 2002                            5.4 years            15,309           1,420         13,889

         The amortization expense related to acquired intangible assets was $710 for the three months ended July 31, 2003 and $2,130 for the nine months ended July 31, 2003. Related estimated amortization expense is $2,840 annually through the year ended October 31, 2006, and $2,529 for the year ended October 31, 2007. Amortization expense related to acquired intangible assets totaled $710 for the three and nine months ended July 31, 2002.

NOTE G - OPERATIONAL RESTRUCTURING

         During the quarter ended July 31, 2002, the Company announced a restructuring plan to improve both plant utilization and long-term profitability. Under the plan, the Company's Blue Ash, Ohio and Olivette, Missouri manufacturing locations will be closed during the year ending October 31, 2003 with related production efforts being relocated to other existing Company facilities. Emerging Issues Task Force No. 94-3 (ETIF 94-3), which was effective through December 31, 2002, provided specific requirements as to the appropriate recognition of restructuring costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when benefit arrangements are communicated to affected employees in sufficient detail to enable the employees to determine the amount of benefits to be received upon termination. Other costs resulting from the restructuring plan that are not associated with or that do not benefit activities that will be continued are recognized at the date of commitment to the plan subject to certain conditions. For the cost to be accrued, it must not be associated with or incurred to generate revenues after the commitment date, and must be either incremental to other costs incurred prior to the commitment date or represent amounts under a contractual obligation that existed prior to the commitment date that will either continue after the plan is completed with no economic benefit or which will result in a penalty to cancel the obligation. Other costs directly related to the restructuring plan which are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred. The plan will involve terminating 113 employees, 110 of which had been terminated as of July 31, 2003.

During the nine months ended July 31, 2003, the Company recorded the following costs in connection with this restructuring plan.

                                                               Accrued at                                Accrued at
                                                               October 31,    Expensed    Utilized        July 31,
                                                                  2002                                      2003
                                                               -----------    --------    --------       ----------
Severance and related benefits                                   $  789        $            $ 548         $    241
Other cash restructuring costs                                      153                                        153
                                                                 ------        ------       -----         --------
Restructuring costs, excluding non-cash items                    $  942        $            $ 548         $    394
                                                                 ======        ======       =====         ========

           During the quarter ended April 30, 2003, the Company announced an additional restructuring plan under which the electronics assembly work currently performed at the Company's Sanford, Florida facility of its Systems & Electronics Inc. (SEI) subsidiary will be relocated to alternate SEI facilities. Statement of Financial Accounting Standards No. 146 (SFAS
146), "Accounting for Costs Associated with Exit or Disposal Activities", applies to all disposal activities initiated after December 31, 2002 and prospectively nullifies EITF 94-3. SFAS 146 requires that a liability for employee termination costs associated with an exit or disposal activity be recognized when the liability is incurred. (EITF 94-3 had previously required that a liability for such costs be recognized at the date of the Company's commitment to an exit or disposal plan). In accordance with SFAS 146, the Company recorded restructuring expense of $0.4 million in the quarter ended July 31, 2003 and $1.6 million in the nine months ended July 31, 2003. The Company anticipates that it will record an additional $0.5 million of restructuring expense related to this plan, substantially all of which will be recorded during the year ending October 31, 2003. The plan will involve terminating 120 employees, 10 of which had been terminated as of July 31, 2003.

          During the nine months ended July 31, 2003, the Company recorded the following costs in connection with this restructuring plan.

                                                                                              Accrued
                                                                                            at July 31,
                                                                     Expensed   Utilized        2003
                                                                     --------   --------    -----------
       Severance and related benefits                                 $   717   $     17       $  700
                                                                                ========       ======
       Pension curtailment costs                                           35
       Estimated loss on asset disposal                                   890
                                                                      -------
       Total Restructuring Costs                                      $ 1,642
                                                                      =======

NOTE H - DISCONTINUED OPERATIONS

         During the second quarter of 2002, the Company formally adopted a plan to dispose of Engineered Specialty Plastics, Inc. (ESP), a wholly-owned subsidiary representing the entirety of the Plastic Products business segment. The Company completed the sale of ESP in the quarter ended April 30, 2003 to a private equity group. Consideration received by the

Company included $4.1 million of cash, a $3.3 million two-year note from the buyers secured by the real property of ESP, and contingent consideration based upon ESP's future revenues, net of an estimated $0.3 million working capital adjustment payable by the Company. In conjunction with the intended disposition of ESP, the Company had previously recorded an estimated loss on disposal of discontinued operations of $4.2 million to reduce the carrying value of ESP's net assets to their estimated fair value less estimated selling costs. The completion of the sale resulted in no adjustment to this $4.2 million loss. However, final settlement of the working capital adjustment could result in a change in the recorded loss. The Company has reported the results of operations of ESP as discontinued operations for the three and nine months ended July 31, 2003 and 2002 in the Condensed Consolidated Statements of Income. All assets and liabilities associated with ESP have been reclassified as assets and liabilities of discontinued operations on the October 31, 2002 Condensed Consolidated Balance Sheet. Certain information with respect to the discontinued operations of ESP for the three and nine month periods ended July 31, 2003 and 2002 is as follows:

                                                                     Three Months Ended           Nine Months Ended
                                                                          July 31                      July 31
                                                                  --------------------------  --------------------------
                                                                     2003           2002          2003          2002
                                                                  ------------  ------------  ------------  ------------
Net revenues                                                        $               $ 4,904       $ 9,136      $ 11,001
                                                                  ============  ============  ============  ============

Income (loss) from operations, net of income tax                    $               $    97       $   294      $   (427)
Estimated loss on disposal, net of income tax                                          (352)                     (3,497)
                                                                  ------------  ------------  ------------  ------------
Income (loss) on discontinued operations, net of income tax         $               $  (255)      $   294      $ (3,924)
                                                                  ============  ============  ============  ============


Certain information with respect to the assets and liabilities of ESP is summarized as follows:

                                                              October 31
                                                                 2002
                                                           ---------------
Accounts receivable                                              $  4,750
Inventories                                                         5,329
Property, plant and equipment                                       1,308
                                                           ---------------
     Assets of Discontinued Operations                           $ 11,387
                                                           ===============

Accounts payable                                                 $  3,354
Accrued expenses and other liabilities                                439
                                                           ---------------
     Liabilities of Discontinued Operations                      $  3,793
                                                           ===============

NOTE I - NOTES PAYABLE

         Effective April 23, 2003, the Company retired all borrowings under its existing credit facility and entered into a new bank agreement which provided a $125 million unsecured, revolving credit facility. Borrowings under the new agreement, which expires April 23, 2007, are subject to interest, at the Company's option, at either the Eurodollar rate plus an applicable margin or at the prime rate plus an applicable margin. The margin applicable to the Eurodollar rate varies from 0.875% to 1.625% and the margin applicable to the prime rate varies from 0.0% to 0.25% depending upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio). As of July 31, 2003, the Company had borrowings of $81.0 against the new revolving credit facility.

NOTE J - CONTRACTS IN PROCESS AND INVENTORIES

         Contracts in process and inventories of certain of the Company's operating subsidiaries (Systems & Electronics Inc., Engineered Air Systems, Inc., Keco Industries, Inc., Fermont, Radian, Inc. and TAMSCO) represent accumulated contract costs, estimated earnings thereon based upon the percentage of completion method and contract inventories reduced by the contract value of delivered items. Inventories of Marlo Coil and Universal Power Systems, Inc. are valued at the lower of cost or market using the first-in, first-out method. Contracts in process and inventories are comprised of the following:

                                                    July 31, 2003            October 31, 2002
                                                 ---------------------     ---------------------
Raw materials                                       $           2,768         $           3,662
Work-in-process                                                 1,567                     2,368
Finished goods                                                                              178
Inventories substantially applicable to
   government contracts in process, less
   Progress payments of $61,992 and
   $55,809                                                     29,348                    35,974
                                                 ---------------------     ---------------------
                                                    $          33,683         $          42,182
                                                 =====================     =====================

NOTE K - SEGMENT INFORMATION

         The Company operates in three business segments: Light Military Support Equipment, Heavy Military Support Equipment, and Electronics and Automation Systems. The Light Military Support Equipment segment engineers and manufactures a broad range of military support equipment primarily for the DoD, as well as related heat-transfer and air-handling equipment for domestic commercial and industrial users. The segment also provides engineering services, asset protection / security systems, as well as telecommunication system design and integration to the DoD and other government customers. Segment products include environmental control systems, generator sets and related power generation and distribution systems, chemical and biological protection systems, petroleum and water systems and other multipurpose military support equipment. The Heavy Military Support Equipment segment engineers and manufactures load management and transport systems primarily for the DoD. The Electronics and Automation Systems segment engineers and manufactures airborne radar systems, reconnaissance, surveillance and target acquisition systems and avionics test equipment primarily for the DoD. The segment also engineers and manufactures material-handling equipment primarily for the U.S. Postal Service. Inter-segment revenues for the three and nine months ended July 31, 2003 and 2002, respectively, were not significant. Total assets by segment as disclosed in the Company's annual report for the year ended October 31, 2002 have not changed materially since that date, except for the addition of TAMSCO ($99.0 million in total assets at July 31, 2003) to the Light Military Support Equipment segment. Goodwill by segment as of October 31, 2002 totaled $53,725 for Light

Military Support Equipment, $23,086 for Heavy Military Support Equipment and $26,633 for Electronics and Automation Systems. Goodwill by segment as of July 31, 2003 totaled $120,266 for Light Military Support Equipment, $23,086 for Heavy Military Support Equipment and $26,633 for Electronics and Automation Systems. In addition, there have been no changes in either the basis of segmentation or the measurement of segment income since October 31, 2002. Information by segment is as follows:

                                                            Three Months Ended                Nine Months Ended
                                                                 July 31                           July 31
                                                      ------------------------------    ------------------------------
                                                           2003             2002             2003             2002
                                                      -------------    -------------    -------------    -------------
Net revenues:
  Light military support equipment                        $111,367         $ 47,871         $248,860         $124,833
  Heavy military support equipment                          22,705           32,790           85,348           98,235
  Electronics and automation systems                        21,597           25,938           68,181           66,597
                                                      -------------    -------------    -------------    -------------
            Total                                         $155,669         $106,599         $402,389         $289,665
                                                      =============    =============    =============    =============

Operating income from continuing operations:
  Light military support equipment                        $ 14,535         $  2,079         $ 28,209         $ 11,779
  Heavy military support equipment                           2,979            5,380           12,632           14,331
  Electronics and automation systems                         3,348            4,749            8,383            8,073
                                                      -------------    -------------    -------------    -------------
                                                            20,862           12,208           49,224           34,183
Interest expense                                              (632)            (867)          (1,359)          (2,489)
Interest income                                                117               21              214              106
Gain on sale of assets                                          11                1               17                4
                                                      -------------    -------------    -------------    -------------
Income from continuing operations
    Before income taxes                                   $ 20,358         $ 11,363         $ 48,096         $ 31,804
                                                      =============    =============    =============    =============

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

         During the second quarter of 2002, the Company formally adopted a plan to dispose of Engineered Specialty Plastics, Inc. (ESP), a wholly-owned subsidiary representing the entirety of the Plastic Products business segment. In conjunction with this plan, the Company recorded an estimated loss on disposal to reduce the carrying value of ESP's net assets to their estimated fair value less estimated selling costs. Accordingly, the Company has reported the results of operations of ESP as discontinued operations for the three and nine months ended July 31, 2003 and 2002 in the Condensed Consolidated Statements of Income. Additionally, all depreciation on the property, plant and equipment of ESP was suspended as of the end of the second quarter of 2002. The Company completed the sale of ESP in the second quarter of 2003 with no resulting adjustment to the estimated loss on disposal as of July 31, 2003.

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

         During the quarter ended July 31, 2003, the Company announced an additional restructuring plan under which the electronics assembly work currently performed at the Company's Sanford, Florida facility of its Systems & Electronics Inc. (SEI) subsidiary will be relocated to alternate SEI facilities. Statement of Financial Accounting Standards No. 146 (SFAS
146), "Accounting for Costs Associated with Exit or Disposal Activities", applies to all disposal activities initiated after December 31, 2002 and prospectively nullifies EITF 94-3. SFAS 146 requires that a liability for employee termination costs associated with an exit or disposal activity be recognized when the liability is incurred. (EITF 94-3 had previously required that a liability for such costs be recognized at the date of the Company's commitment to an exit or disposal plan).

         The following analysis should be read in this context.

RESULTS OF OPERATIONS

         Consolidated net revenues from continuing operations increased $49.1 million, or 46.0%, to $155.7 million in the third quarter of 2003 compared to $106.6 million in the third quarter of 2002. This increase was primarily the result of $34.6 million of net revenues from Technical and Management Services Corporation (TAMSCO), which was acquired May 1, 2003. TAMSCO is a provider of information technology logistics and digitization services and a designer and integrator of telecommunication systems primarily for the U.S. Department of Defense (DoD). All other operating subsidiaries contributed a combined 13.6% increase in net revenues during the quarter. Gross profit from continuing operations for the three months ended July 31, 2003 increased $12.4 million, or 48.0%, to $38.2 million (24.5% of consolidated net revenues) from $25.8 million (24.2% of consolidated net revenues) in the comparable 2002 period. The increase in gross profit was a result of the significant increase in net revenues. Selling, general and administrative expense from continuing operations increased $4.7 million, or 38.8%, in the third quarter of 2003 to $16.8 million (10.8% of consolidated net revenues) from $12.1 million (11.4% of consolidated net revenues) in the third quarter of 2002. In addition, the Company recorded a restructuring expense of $0.4 million in the quarter ended July 31, 2003 related to its announced plan to relocate electronics assembly work currently performed at the Company's Sanford, Florida facility of its SEI subsidiary to alternate SEI facilities. As a result of the above, operating income from continuing operations increased $8.7 million or 70.9%, in the quarter ended July 31, 2003 to $20.9 million from $12.2 million in the third quarter of 2002.

         Consolidated net revenues from continuing operations increased $112.7 million, or 38.9%, to $402.4 million in the nine months ended July 31, 2003 compared to $289.7 million in the first nine months of 2002. This increase was primarily the result of $34.6 million of net revenues from TAMSCO (acquired May 1, 2003), $66.3 million of incremental net revenues from Radian, Inc. (acquired May 10, 2002) and $7.4 million of incremental net revenues from

Universal Power Systems, Inc. (acquired June 27, 2002). Gross profit from continuing operations for the nine months ended July 31, 2003 increased $27.6 million, or 40.9%, to $95.1 million (23.6% of consolidated net revenues) from $67.5 million (23.3% of consolidated net revenues) in the comparable 2002 period. Selling, general and administrative expense from continuing operations increased $12.4 million, or 38.9%, in the first nine months of 2003 to $44.2 million (11.0% of consolidated net revenues) from $31.8 million (11.0% of consolidated net revenues) in the prior year. As a result of the above and of a $1.6 million restructuring expense related to the previously mentioned closing of the Company's Sanford, Florida facility, income from continuing operations increased $15.0 million, or 44.0%, in the nine months ended July 31, 2003 to $49.2 million from $34.2 million in the first nine months of 2002.

         LIGHT MILITARY SUPPORT EQUIPMENT. Net revenues for the Light Military Support Equipment segment increased by $63.5 million, or 132.6%, to $111.4 million in the third quarter of 2003 from $47.9 million in the third quarter of 2002 primarily due to the addition of $34.6 million in net revenues from TAMSCO. All other operating subsidiaries within the segment contributed a combined 60.3% increase in net revenues during the quarter. In particular, Radian's net revenues increased by $17.0 million from the third quarter of 2002 driven by its Deployable Power Generation and Distribution System (DPGDS) contract. For the nine months ended July 31, 2003, net revenues for the segment increased by $124.0 million, or 99.4%, to $248.8 million from $124.8 million in the first nine months of 2002. TAMSCO, Radian and UPSI accounted for $108.3 million of this increase. Gross profit for the segment increased by $15.4 million, or 159.7%, in the third quarter of 2003 to $25.0 million (22.5% of segment net revenues) from $9.6 million (20.1% of segment net revenues) in the third quarter of 2002. Likewise, gross profit for the segment increased by $27.4 million, or 101.3%, in the nine months ended July 31, 2003 to $54.5 million (21.9% of segment net revenues) from $27.1 (21.7% of segment net revenues) in the first nine months of 2002. Income from operations increased by $12.5 million, or 599.1%, in the third quarter of 2003 to $14.5 million from $2.0 million in the third quarter of 2002, and increased by $16.4 million, or 139.5%, in the first nine months of 2003 to $28.2 million from $11.8 million in the first nine months of 2002.

         HEAVY MILITARY SUPPORT EQUIPMENT. Net revenues for the Heavy Military Support Equipment segment decreased by $10.1 million, or 30.8%, to $22.7 million in the third quarter of 2003 from $32.8 million in the third quarter of 2002. This decrease was primarily due to the completion of deliveries for the M1000 semi-trailer in March 2003. M1000 contract revenues totaled $6.0 million in the third quarter of 2002. For the nine months ended July 31, 2003, net revenues for the segment decreased by $12.9 million, or 13.1%, to $85.3 million from $98.2 million in the first nine months of 2002, also due to completion of the M1000 contract. Gross profit for the segment decreased by $1.5 million, or 16.6%, in the third quarter of 2003 to $7.3 million (32.2% of segment net revenues) from $8.8 million (26.7% of segment net revenues) in the third quarter of 2002. For the nine months ended July 31, 2003, gross profit for the segment was $23.7 million (27.8% of segment net revenues), or $1.4 million less than gross profit of $25.1 million (25.6% of net revenues) for the first nine months of 2002. Income from operations decreased by $2.4 million, or 44.6%, to $3.0 million in the third quarter of 2003 from

$5.4 million in the third quarter of 2002, and decreased by $1.7 million, or 11.9%, in the first nine months of 2003 to $12.6 million from $14.3 million in the first nine months of 2002.

         ELECTRONICS AND AUTOMATION SYSTEMS. Net revenues for the Electronics and Automation Systems segment decreased by $4.3 million, or 16.7%, to $21.6 million in the third quarter of 2003 from $25.9 million in the third quarter of 2002. This decrease was primarily due to lower production on several of the segments electronics programs. For the nine months ended July 31, 2003, net revenues for the segment increased by $1.6 million, or 2.4%, to $68.2 million from $66.6 million in the first nine months of 2002. Gross profit for the segment decreased $1.6 million, or 21.3%, in the third quarter of 2003 to $5.8 million (26.9% of segment net revenues) from $7.4 million (28.5% of segment net revenues) in the third quarter of 2002. For the nine months ended July 31, 2003, gross profit for the segment increased $1.6 million, or 10.6%, to $16.9 million (24.8% of segment net revenues) from $15.3 million (22.9% of segment net revenues) in the first nine months of 2002. Income from operations decreased by $1.4 million, or 29.5%, in the third quarter of 2003 to $3.3 million from $4.7 million in the third quarter of 2002, and increased by $0.3 million, or 3.8%, in the first nine months of 2003 to $8.4 million from $8.1 million in the first nine months of 2002. Operating income for this segment was negatively impacted by restructuring expense of $0.4 million for the quarter ended July 31, 2003 and of $1.6 million for the nine months ended July 31, 2003.

         Net interest expense decreased by $0.3 million to $0.5 million in the third quarter of 2003 and by $1.2 million to $1.1 million in the nine months ended July 31, 2003. These decreases were a result of lower outstanding borrowings, as well as the impact of lower interest rates. The effective income tax rate was 39.0% for the three and nine month periods ended July 31, 2003 and 2002. As a result of the foregoing, net income from continuing operations increased 79.1% to $12.4 million (8.0% of consolidated net revenues) in the quarter ended July 31, 2003 as compared to $6.9 million (6.5% of consolidated net revenues) in the third quarter of 2002. For the nine months ended July 31, 2003, net income from continuing operations increased 51.2% to $29.3 million (7.3% of consolidated net revenues) from $19.4 million (6.7% of consolidated net revenues) for the first nine months of 2002.

         During the second quarter of 2002, the Company formally adopted a plan to dispose of ESP. The Company completed the sale of ESP in the quarter ended April 30, 2003 to a private equity group. In conjunction with the intended disposition of ESP, the Company had previously recorded an estimated loss on disposal of discontinued operations of $4.2 million, $3.2 million of which was recorded in the quarter ended April 30, 2002. The completion of the sale resulted in no adjustment to this $4.2 million loss. However, final settlement of the working capital adjustment provided for in the sale agreement could result in a change in the recorded loss. In addition, the Company realized income (loss) from ESP operations, net of income tax, of $(0.3) million in the third quarter of 2002, and of $0.3 million and $(3.9) million in the nine months ended July 31, 2003 and 2002, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies disclosures regarding certain guarantees to be made by a guarantor in its interim and annual financial statements. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee, but does not prescribe a specific approach for subsequently measuring the liability over its life. Recognition provisions of FIN 45 are to be applied prospectively for guarantees issued or modified after December 31, 2002. The related disclosure requirements are effective for periods ending after December 15, 2002. The Company adopted FIN 45 for the quarter ended January 31, 2003 and anticipates no material financial impact as a result of the adoption.

         In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this Statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS 149 will not have a material impact on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires the classification of such financial instruments as a liability (or an asset in certain circumstances). Many of those instruments were previously permitted to be classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         On April 16, 2003, the Company completed the sale of ESP to a private equity group. Consideration received by the Company included $4.1 million of cash, a $3.3 million two-year note from the buyers secured by the real property of ESP, and contingent consideration based upon ESP's future revenues, net of an estimated $0.3 million working capital adjustment payable by the Company. Final settlement of the working capital adjustment could result in a change in sales proceeds.

         Effective April 23, 2003, the Company retired all borrowings under its existing credit facility and entered into a new bank agreement which provided a $125 million unsecured, revolving credit facility. Borrowings under the new agreement, which expires April 23, 2007, are subject to interest, at the Company's option, at either the Eurodollar rate plus an applicable margin or at the prime rate plus an applicable margin. The margin applicable to the Eurodollar rate varies from 0.875% to 1.625% and the margin applicable to the prime rate varies from 0.0% to 0.25% depending upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio). As of July 31, 2003, the Company had borrowings of $81.0 million against the new revolving credit facility and a cash balance of $16.3 million.

         Effective May 1, 2003, the Company acquired all of the outstanding stock of Technical and Management Services Corporation (TAMSCO), a provider of information technology logistics and digitization services and a designer and integrator of telecommunication systems primarily for the U.S. Department of Defense. The purchase price of TAMSCO, net of cash acquired and inclusive of $14.9 of TAMSCO indebtedness assumed and paid by the Company, required $77.4 million in cash during the quarter, which the Company financed with short-term borrowings under its revolving credit facility.

           At July 31, 2003, the Company's working capital and ratio of current assets to current liabilities were $(38.8) million and 0.78 to 1 as compared with $17.6 million and 1.18 to 1 at October 31, 2002. The negative working capital amount as of July 31, 2003 is a result of $81.0 in borrowings under the Company's revolving credit facility. The Company generated cash flow from continuing operations of $61.9 million in the nine months ended July 31, 2003 as compared to $38.5 million in the first nine months of 2002. Investment in property, plant and equipment totaled $8.4 million and $2.0 million for the first nine months of 2003 and 2002, respectively. $4.2 million of total capital expenditures for the nine months ended July 31, 2003 were incurred at the Company's Keco Industries, Inc. subsidiary and relate to the Company's previously discussed restructuring plan. The Company anticipates that capital expenditures in 2003 should not exceed $10.0 million. Management believes that cash flow generated from operations, together with the available line of credit, will provide the necessary resources to meet the needs of the Company in the foreseeable future.

         There have been no material changes in the total contractual and contingent obligations included in the Company's annual report to shareholders for the year ended October 31, 2002.

BUSINESS AND MARKET CONSIDERATIONS

         Approximately 96% of consolidated net revenues from continuing operations for the nine months ended July 31, 2003 were directly or indirectly derived from defense orders by the U.S. government and its agencies. As of July 31, 2003, the Company's funded backlog of orders totaled $438.5 million, with related customer options of an additional $941.5 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.

         At October 31, 2002, the Company's derivative contracts consisted only of interest rate swaps used by the Company to convert a portion of its variable rate long-term debt to fixed rates. These contracts expired in November 2002. At July 31, 2003, the Company had no derivative contracts.

ITEM 4.  CONTROLS AND PROCEDURES.

         As of July 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

       (a)        Exhibits

                  11.    Statement Re: Computation of Earnings Per Share

                  99.1   Certification of Chief Executive Officer

                  99.2   Certification of Chief Financial Officer

       (b) During the quarter ended July 31, 2003, the Company filed the following reports on Form 8-K:

                  (1) Form 8-K dated May 16, 2003 regarding the purchase of the outstanding stock of Technical and Management Services Corporation (TAMSCO).

                  (2) Form 8-K dated June 2, 2003 regarding release of the Company's financial results for the three and six month periods ended April 30, 2003.

                  (3) Form 8-K/A dated July 15, 2003 regarding the Financial Statements and Exhibits required in connection with the purchase of the outstanding stock of TAMSCO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ENGINEERED SUPPORT SYSTEMS, INC.

Date:      September 15, 2003              By: /s/ Gerald E. Daniels
      ----------------------------             ----------------------------
                                               Gerald E. Daniels
                                               Vice Chairman and
                                               Chief Executive Officer

Date:      September 15, 2003              By: /s/ Gary C. Gerhardt
      ----------------------------             ----------------------------
                                               Gary C. Gerhardt
                                               Vice Chairman and Chief
                                               Financial Officer

CERTIFICATIONS
I, Gerald E. Daniels, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Engineered Support Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 15, 2003

/s/  Gerald E. Daniels
------------------------------------------
Gerald E. Daniels
Vice Chairman and Chief Executive Officer

CERTIFICATIONS
I, Gary C. Gerhardt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Engineered Support Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 15, 2003

/s/  Gary C. Gerhardt
----------------------------
Gary C. Gerhardt
Vice Chairman and Chief
Financial Officer