Form 10-K
period 2003-10-31
ENGINEERED SUPPORT SYSTEMS INC
filed 2004-01-30
CIK 772891

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For the year ended October 31, 2003             Commission file number 0-13880

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
                                                                 ---   ---
Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

         Based on the closing price on January 16, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,233,645,000.

         The number of shares of the Registrant's common stock, $.01 par value, outstanding at January 16, 2004 was 25,864,074.

                     DOCUMENTS INCORPORATED BY REFERENCE

         Parts I and II incorporate by reference portions of the Engineered Support Systems, Inc. Annual Report to Shareholders (the Annual Report) for the year ended October 31, 2003. Part III incorporates by reference portions of the Engineered Support Systems, Inc. Proxy Statement for the Annual Shareholders Meeting to be held on March 2, 2004 (the Definitive Proxy Statement) to be filed within 120 days after the close of the year ended October 31, 2003.

                                   PART I

ITEM 1.       BUSINESS
-------       --------

         Engineered Support Systems, Inc. is a holding company for eleven wholly-owned subsidiaries. These subsidiaries are organized within the Company's two business segments: Support Systems and Support Services. The Support Systems segment includes the operations of Systems & Electronics Inc. (SEI), Keco Industries, Inc. (Keco), Engineered Air Systems, Inc.
(EASI), Engineered Coil Company d/b/a Marlo Coil (Marlo Coil), Engineered Electric Company, d/b/a Fermont (Fermont), Universal Power Systems, Inc.
(UPSI), Engineered Environments, Inc. (EEi) and Pivotal Power Inc. (Pivotal Power). The Support Services segment includes the operations of Technical and Management Services Corporation (TAMSCO), Radian, Inc. (Radian) and ESSIbuy.com, Inc. (ESSIbuy). The Company's Support Systems segment designs, engineers and manufactures integrated military electronics and other support equipment. The Company's Support Services segment provides engineering, logistics support and systems integration services. Substantially all revenues within these two segments are directly or indirectly derived from contracts with the U.S. Department of Defense (DoD) and certain foreign militaries.

         Engineered Air was incorporated under the laws of the State of Missouri on December 24, 1981 and acquired the assets of the Defense Systems Division of Allis-Chalmers Corporation on March 30, 1982. The Company was incorporated under the laws of the State of Missouri in December 1983, and exchanged all of its outstanding common stock for two-thirds of the common stock of Engineered Air held by the Company's founders. The Company purchased the remaining one-third of the common stock of Engineered Air in January 1984, effective as of November 1, 1983. The Company became a publicly owned corporation on August 21, 1985. On March 9, 1993, the Company purchased all of the outstanding stock of Associated Products, Inc. (subsequently changed to Engineered Specialty Plastics, Inc.). Effective February 1, 1998, Engineered Coil Company acquired substantially all of the net assets of Nuclear Cooling, Inc., d/b/a Marlo Coil. On June 24, 1998, the Company acquired all of the outstanding common stock of Keco. On February 22, 1999, Engineered Electric Company acquired substantially all of the net assets of the Fermont Division of Dynamics Corporation of America, d/b/a Fermont. On September 30, 1999, the Company acquired all of the outstanding common stock of SEI. On May 10, 2002, the Company acquired all the outstanding common stock of Radian. On June 27, 2002, the Company acquired all the outstanding stock of UPSI. On May 1, 2003, the Company acquired all of the outstanding stock of TAMSCO. On September 24, 2003, the Company acquired all of the outstanding stock of EEi. On December 5, 2003, the Company acquired all of the outstanding stock of Pivotal Power.

PRODUCTS

         Products within the Company's Support Systems segment include environmental control systems, load management and transport systems, power generation, distribution and conditioning systems, airborne radar systems, reconnaissance, surveillance and target acquisition systems, chemical and biological protection systems, petroleum and water distribution systems and other multipurpose military support equipment. The Support Services segment provides engineering services, logistics and training services, advanced technology services, asset protection systems and services, telecommunication systems integration and information technology services primarily for the DoD. The Support Services segment also provides certain power generation and distribution equipment to the DoD.

         See pages 12 through 24 of the 2003 Annual Report which are incorporated herein by reference.

ENGINEERING AND DESIGN

         As the Company has grown both internally and through acquisition, it has significantly increased its engineering capabilities. The Company currently has 821 people engaged in engineering activities that encompass advanced development, engineering research and development, product improvement and evolution, new product development, productionization, logistic and life cycle support, product re-engineering and support services. The Company's depth of engineering capabilities allows it to cover all phases of a project from conception to full-life cycle support.

         The majority of development activities are conducted pursuant to, and funded directly or indirectly through, DoD contracts in response to designated performance specifications. The Company's expenditures on internal research and development (IRAD) were approximately $2.9 million, $1.8 million and $1.1 million for the years ended October 31, 2003, 2002 and 2001, respectively. The Company anticipates that IRAD will approximate $4 million in fiscal year 2004. The Company also anticipates a significant increase in DoD contracted research and development (CRAD) in fiscal 2004 and beyond. The Company believes that its engineering expertise gives it a significant competitive advantage in the development of differentiated products.

         The Company's engineering expertise is complimentary to the military markets it serves, primarily the environmental control, power, electronics, heavy mechanical and material handling, security, communications, service and logistical support markets. The Company has engineering capabilities in the areas of system design and analysis, electronic signal processing, power electronics, software, firmware, mechanical design, control, electro-mechanical, electro-optical, electro-chemical, acoustics, thermodynamics, fluid and air flow, fluid pumping, HVAC, liquid fuel combustion, chemical and biological hardened environmental control, filtration and decontamination, power system analysis, environmental control system analysis, stress analysis, water treatment analysis, water purification technology, radar, target acquisition systems, automatic test equipment, communication system analysis and all the logistic support disciplines to include reliability, maintainability, embedded diagnostics and prognostics, training and the development of web-based interactive electronic technical manuals (IETM). Company subsidiaries within the Support Services segment have engineering expertise in such diverse fields as re-engineering obsolete mechanical and electronic products, nano-hardened products, security system design, fuel cells and super critical reformation. The Company's engineering expertise has significant overlap throughout its operating subsidiaries, allowing it to leverage engineering personnel and technologies, and to function as an integrated team.

         The Company's design and development of new products is enhanced by a number of computer-aided design and manufacturing (CAD/CAM) systems as well as a number of automated system design and analysis tools. CAD/CAM tools are used by both engineers and draftsmen to design and validate complex products and component parts. The Company utilizes both two- and three-dimensional CAD/CAM tools, providing both design and production engineers an interactive environment with which to view the final product and all the relevant interfaces. These tools are compatible across all of the Company's operating subsidiaries, allowing for virtual design and development without regard to geographical location. The Company's engineering technologies and expertise provide it with the ability to adapt its production processes to new product needs on a timely basis. The Company also has the capability to provide complete technical data support for the products it manufactures to include integrated logistics support, spare parts provisioning and preparation of technical manuals.

         The Company intends to leverage its engineering and design capabilities to continue to develop and evolve differentiated products and services that address both the current and future needs of the DoD for rapid deployment, smaller, lighter and more efficient equipment, and for innovative, value-added service offerings.

MARKETING AND BUSINESS DEVELOPMENT

         The Company's business development efforts are undertaken at two functional levels. The Company's corporate operation focuses on long-term strategic planning, policy development, best practice identification and dissemination, and on major programs which require the bundling of products and services across traditional subsidiary lines. In addition, the Company's corporate Washington D.C. operations interface with Service staffs within the Pentagon and liaisons with key Congressional delegations. At the subsidiary level, a sales force is engaged to identify and pursue programs with specific customers in a variety of markets. With increased emphasis on the Company's vision for the future, efforts have begun to strengthen the long-term strategic planning process. Market-based peer groups enable experts throughout the Company to share knowledge and collectively recommend direction and strategy. These peer groups also evaluate market intelligence, customer knowledge and core competencies to refine the Company's growth strategies.

         The Company's Business Development Organization meets on a regular basis to identify and disseminate best practices in the areas of proposal development and market presence. The sales force shares customer and market intelligence, identifies key opportunities and assesses campaign strategies. The Company gathers information from primary sources such as the DoD budget and its supporting documents, and military requirements documents such as Initial Capabilities Documents, along with direct interface with its customers. The Company analyzes this data through an established business opportunity procedure and then determines whether or not to bid on specific projects based upon determinations of potential profitability and the likelihood of award.

         Major marketing and business development efforts in fiscal 2004 can be segmented into four areas. The first will be increasing the Company's relationship with prime contractors. With continued emphasis from DoD for Lead System Integrators (LSI) and few companies qualifying for that role, the Company has developed marketing efforts to support specific companies in their LSI roles. Secondly, the Company is engaging in new efforts with non-traditional military customers, including the Coast Guard and Homeland Security. Significant resources are also being devoted to opportunities from the bundling of products and services for system solutions, and for reset needs for military assets that have been `in theatre'.

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

BACKLOG

         The Company records its backlog as either funded or unfunded backlog. The Company's funded backlog as of October 31, 2003 was approximately $533.4 million. The Company's funded backlog is subject to fluctuations and is not necessarily indicative of future revenues. Funded backlog represents products or services that the customer has committed by contract to purchase from the Company. Unfunded backlog includes products or services that the customer has the option to purchase under contract with the Company, including, with respect to contracts which include a maximum amount purchasable by the customer thereunder, such maximum amount, and with respect to contracts without a specified maximum amount, the Company's estimate of the amount it expects the customer to purchase using the Best Estimated Quantity (BEQ) as a guide where a BEQ is specified. There are no commitments by the customer to purchase products or services included in unfunded backlog and there can be no assurance that any or all amounts included therein will generate revenue for the Company. Moreover, cancellations of purchase orders or reductions of product quantities or levels of service to be provided in existing contracts could substantially reduce the Company's funded backlog and, consequently, future net revenues. Failure of the Company to replace canceled or reduced backlog, whether funded or unfunded, could have a material adverse effect on the Company's business, financial condition and results of operations in subsequent periods.

         The following table summarizes funded and unfunded defense backlog (in millions) as of the indicated dates:

                                             Funded             Unfunded
                                         Defense Backlog     Defense Backlog
                                         ---------------     ---------------

         October 31, 2003                     $533.4             $922.8
         October 31, 2002                      350.1              868.6
         October 31, 2001                      291.7              681.8
         October 31, 2000                      307.3              598.1
         October 31, 1999                      286.8              850.5


EMPLOYEES

         As of October 31, 2003, the Company employed 2,950 persons, of which 1,056 were engaged in manufacturing activities, 821 in engineering activities and 1,072 in services activities, office administration and management functions. District No. 9 of the International Association of Machinists and Aerospace Workers (AFL-CIO) represents 264 employees under a collective bargaining agreement, which expires March 21, 2008.

         The Company considers its overall employee relations to be satisfactory.

FILING OF PERIODIC REPORTS

         The Company regularly files periodic reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K and quarterly reports on Form 10-Q, as well as, from time to time, current reports on Form 8-K and amendments to those reports. These filings are available free of charge on the Company's website at www.engineeredsupport.com, as soon as reasonably practicable after their electronic filing with the SEC.

ITEM 2.       PROPERTIES
-------       ----------

         The Company conducts its business from 17 manufacturing and office facilities. All owned facilities are owned by the Company and are subject to deeds of trust in favor of the Company's lender.

             Location                                Description                        Square Footage
             --------                                -----------                        --------------

         West Plains, Missouri (1)                   Manufacturing/Office                  445,000
         Florence, Kentucky (1)                      Manufacturing/Office                  265,000
         St. Louis County, Missouri (1)              Subassembly/Office                    264,000
         High Ridge, Missouri (1)                    Manufacturing/Office                  185,000
         Bridgeport, Connecticut (1)                 Manufacturing/Office                  109,000
         Alexandria, Virginia (2)                    Office                                 34,000
         Cincinnati, Ohio (1)                        Manufacturing/Office                   31,000
         Bridgeport, Connecticut (2)                 Manufacturing                          26,000
         St. Louis County, Missouri (1)              Manufacturing                          25,000
         Polson, Montana (2)                         Manufacturing/Office                   24,000
         Troy, Michigan (2)                          Office                                 20,000
         Calverton, Maryland (2)                     Office                                 16,000
         Chantilly, Virginia (2)                     Office                                 16,000
         Tinton Falls, New Jersey (2)                Office                                 15,000
         Warner Robins, Georgia (2)                  Office                                 13,000
         Warner Robins, Georgia (1)                  Office                                 11,000
         Newington, Virginia (2)                     Office                                 10,200

(1)  - Owned
(2)  - Leased

         The Company also leases certain small product support and service facilities located throughout the United States and abroad. The Company believes that its current facilities are sufficient for the conduct of its current level of operations.

         The Company also owns the following three facilities which were vacated during the year ended October 31, 2003 in conjunction with the operational restructuring initiatives discussed in Note D of the Notes to Consolidated Financial Statements of the 2003 Annual Report, as incorporated herein by reference.

         Location                                         Square Footage
         --------                                         --------------

         Sanford, Florida (1)                                177,000
         St. Louis County, Missouri (1)                      171,000
         Blue Ash, Ohio (1)                                  132,000

         The carrying value of each of these properties has been adjusted to reflect management's estimated loss on disposal. Estimated loss on disposal has been included in Restructuring Expense in the Consolidated Statements of Income of the 2003 Annual Report.

ITEM 3.       LEGAL PROCEEDINGS
-------       -----------------

         The Company and its subsidiaries are from time to time parties to various legal proceedings arising out of their business. Management believes that there are no such proceedings pending or threatened against them which, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
-------       -----------------------------------------------

         There were no matters submitted to a vote of shareholders during the fourth quarter of the year ended October 31, 2003.

                                   PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
-------       ----------------------------------------------------
                SHAREHOLDER MATTERS
                -------------------

         The Company's common stock trades on the NASDAQ Stock Market under the symbol EASI. As of December 31, 2003, the approximate number of common shareholders was 14,700. The following table sets forth the high and low stock prices for each quarter as provided by the NASDAQ Stock Market, as adjusted to reflect a three-for-two stock split effected by the Company on October 31, 2003 and a three-for-two stock split effected by the Company on October 31, 2002.

                                          2003                           2002
                                  --------------------            -------------------
                                   High          Low               High          Low
                                   ----          ---               ----          ---
         QUARTER ENDED:
         January 31               $26.60        $21.00            $23.78       $12.93
         April 30                  27.25         20.90             22.77        15.35
         July 31                   31.20         22.47             23.97        18.51
         October 31                46.13         26.80             27.49        20.00

         The Company pays a semi-annual dividend. The most recently declared dividend was in the amount of $.018 per share payable January 30, 2004 to shareholders of record on December 31, 2003.

ITEM 6.       SELECTED FINANCIAL DATA
-------       -----------------------

         Selected financial data for each of the Company's last five fiscal years is as follows:

Year Ended October 31 (in thousands, except per share amounts)

                                                  2003        2002       2001        2000        1999
-------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Net revenues                                    $572,701    $407,945   $365,198    $335,342    $146,526

Operating income from continuing operations     $ 72,469    $ 48,592   $ 35,847    $ 30,171    $ 14,080
Depreciation and amortization                      8,961       7,038      9,001       9,398       3,465
                                              ---------------------------------------------------------

EBITDA (Earnings before interest, taxes,
  depreciation and amortization)                $ 81,430    $ 55,630   $ 44,848    $ 39,569    $ 17,545
                                              ---------------------------------------------------------

Net income from continuing operations           $ 43,283    $ 27,666   $ 18,269    $ 12,711    $  6,962
Net income                                      $ 43,408    $ 23,533   $ 18,576    $ 13,040    $  7,309

Diluted shares outstanding                        25,838      24,314     22,824      20,433      17,105

Diluted earnings per share:
  Continuing operations                         $   1.68    $   1.14   $   0.80    $   0.62    $   0.41
  Total                                         $   1.68    $   0.97   $   0.81    $   0.64    $   0.43

Cash dividends per share                        $   0.04    $   0.04   $   0.04    $   0.04    $   0.04
-------------------------------------------------------------------------------------------------------

FINANCIAL POSITION
Total assets                                    $419,301    $290,147   $240,435    $238,352    $239,396
Bank debt                                       $ 73,190    $ 55,000   $ 63,738    $ 96,797    $114,591
Shareholders' equity                            $197,167    $134,857   $109,392    $ 78,500    $ 63,422
-------------------------------------------------------------------------------------------------------

Funded backlog                                  $533,439    $350,063   $291,745    $307,274    $286,789
Total backlog                                 $1,456,174  $1,218,706   $973,552    $905,421  $1,137,268

         In order to analyze the comparability of the information reflected in the above selected financial data, Notes B, D and E of the Notes to Consolidated Financial Statements of the 2003 Annual Report are incorporated herein by reference.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------       -----------------------------------------------------------
                AND RESULTS OF OPERATIONS
                -------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations, shown on pages 25 through 31 of the 2003 Annual Report is incorporated herein by reference.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------       ----------------------------------------------------------

         Market risks relating to the Company's operations result primarily from changes in interest rates. In order to manage this risk, the Company periodically converts its variable-rate debt to fixed rates via interest rate swaps. In November 2002, Company interest rate swaps on $23.6 million of variable-rate debt, matured. Given outstanding debt levels, significant cash flows and anticipated expenditures during fiscal years 2003 and 2004, Company management has not utilized interest rate swaps or other derivative contracts to hedge this risk since November 2002. Management does not believe its exposure to interest rate fluctuations has had, or will have, a significant impact on the Company's operations.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------       -------------------------------------------

         Consolidated Balance Sheets at October 31, 2003 and 2002
         Consolidated Statements of Income for the years ended
           October 31, 2003, 2002 and 2001
         Consolidated Statements of Shareholders' Equity for the years ended October 31, 2003, 2002 and 2001
         Consolidated Statements of Cash Flows for the years
           ended October 31, 2003, 2002 and 2001
         Notes to Consolidated Financial Statements
         Report of Independent Accountants


All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------       ---------------------------------------------------------------
                FINANCIAL DISCLOSURES
                ---------------------

None.

ITEM 9A.      CONTROLS AND PROCEDURES
--------      -----------------------

         Gerald E. Daniels, Vice Chairman and Chief Executive Officer, and Gary C. Gerhardt, Vice Chairman and Chief Financial Officer, evaluated the Company's disclosure controls and procedures as of October 31, 2003, the end of the Company's 2003 fiscal year, and determined that such controls and procedures were effective and sufficient to ensure compliance with applicable laws and regulations regarding appropriate disclosure in the Annual Report, and that there were no material weaknesses in those disclosure controls and procedures. They have also indicated that there were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation of disclosure controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      ---------------------------------------------------------------

         The information set forth under the captions "Election of Directors" and "Director Meetings and Committees" in the registrant's Definitive Proxy Statement (to be filed within 120 days after the close of its fiscal year ended October 31, 2002) is incorporated herein by reference. Executive officers and key employees of the Company as of January 16, 2004 are as follows:

         Name                     Age           Position
         ----                     ---           --------
Michael F. Shanahan, Sr.          64            Chairman
Gerald E. Daniels                 58            Vice Chairman and Chief Executive Officer
Gerald A. Potthoff                63            President and Chief Operating Officer
Gary C. Gerhardt                  58            Vice Charman and Chief Financial Officer
Ronald W. Davis                   57            President - Business Development
Nicholas R. Innerbichler          61            Group President - Support Services
Daniel A. Rodrigues               48            Group President - Support Systems
Larry K. Brewer                   61            President - Washington D.C. Operations
Karen A. Bedell                   44            Senior Vice President - Marketing and Strategic Planning
Dan D. Jura                       51            Senior Vice President - Sales
Ronald W. Hauser                  57            Vice President - Strategy, Plans and Market Research
Allan K. Kaste                    57            Vice President - Human Resources
Robert L. Klautzer                59            Vice President - Management Information Systems
Daniel E. Kreher                  39            Vice President - Acquisitions and Investor Relations
Steven J. Landmann                44            Vice President - Finance & Controller
David D. Mattern                  45            Secretary and General Counsel
John R. Wootton                   56            Vice President - Advanced Development and Technology
Thomas G. Cornwell                48            President (Engineered Air)
Joseph H. Creaghead               60            President (Keco)
Richard P. Dacey                  62            President (Radian)
David R. Gust                     61            President (TAMSCO)
Frederic D. Knight                47            President (UPSI)
James T. Myrick                   58            President (SEI)
Gerald A. Nicholson               57            President (Marlo Coil)
Thomas C. Santoro                 50            President (Fermont)
Carlo M. Shimoon                  42            President (Pivotal Power)
Gerald W. Solomon                 61            President (EEi)
Frank A. Tricomi                  58            President (ESSIbuy)

EXECUTIVE OFFICERS
------------------

         The officers serve at the discretion of the Board of Directors, subject to the terms and conditions of their employment agreements.

         Michael F. Shanahan, Sr. has been Chairman of the Board of the Company since 1987. He served as Chief Executive Officer of the Company from 1985 to 2003. Mr. Shanahan also serves on the Board of Directors of Falcon Products, Inc.

         Gerald E. Daniels has been Vice Chairman and Chief Executive Officer of the Company since 2003. Prior thereto, he served as Senior Vice President of the Boeing Company, a designer and manufacturer of commercial airplanes, military aircraft and missile systems, and space and communications systems, since 2000. In addition, he was President since 2000 and Chief Executive Officer since 2001 of Boeing Military Aircraft and Missile Systems. Prior thereto, he was Vice President and General Manager of Boeing's U.S. Navy and Marine Corps Programs for Military Aircraft and Missile Systems since 1997. Mr. Daniels is also on the Board of Directors of PRG-Schultz International, Inc.

         Gerald A. Potthoff has been President and Chief Operating Officer of the Company since 1999. Prior thereto, Mr. Potthoff served as President of Systems & Electronics Inc. from 1991 to 2000.

         Gary C. Gerhardt has been Vice Chairman of the Company since 1999 and prior thereto served as Executive Vice President since 1994. He has been Chief Financial Officer of the Company since 1993.

         Ronald W. Davis has been President, Business Development since 2002. Previously, he served as Vice President - Planning & Development since 1999. Prior thereto, he served as Vice President - Marketing for the Company since 1999 and for Engineered Air Systems, Inc. since 1990.

         Nicholas R. Innerbichler was named Group President - Support Services in 2004. Prior thereto, he was Co-Chairman and Chief Executive Officer of TAMSCO, which he co-founded in 1982. TAMSCO was acquired by the Company in 2003.

         Daniel A. Rodrigues was named Group President - Support Systems in 2002. Prior thereto, he served as President of SEI since 2000 and as Senior Vice President and General Manager of SEI since 1999 and as its Vice President of Program Administration since 1995.

         Larry K. Brewer has been President - Washington D.C. Operations since 2003. Previously, he was Senior Vice President-Business Development of the Company since 2000. Prior thereto, he served SEI as Vice
President-Business Development since 1998, Vice President-Corporate Marketing & Washington DC Operations since 1997 and Vice
President-Government Relations since 1995.

         Karen A. Bedell has been Senior Vice President - Marketing and Strategic Planning of the Company since 2003. Prior thereto, she served as Vice President of Community and Education Relations and President of the Boeing-McDonnell Foundation for the Integrated Defense Group of the Boeing Company since 2001 and, prior thereto, as Director - Naval Missile Systems International Programs since 2000. She was F/A-18 Program Manager for Australia from 1996 to 1999.

         Dan D. Jura was named Senior Vice President-Sales of the Company in 2002. Prior thereto, he served as Vice President-Sales for the Company since 1999 and for Engineered Air since 1993.

         Ronald W. Hauser has been Vice President - Strategy, Plans and Market Research of the Company since 2003. Prior thereto, he served as Director - Market Research of the Company since 2001, as Director - Business Development of the Company since 2000 and as Program Director of the Battlefield & Integration Group for SEI from 1999. He served as Director - Domestic Marketing for SEI from 1995 to 1999.

         Allan K. Kaste has been Vice President-Human Resources of the Company since 2000. He has served as Vice President-Human Resources for SEI since 1994.

         Robert L. Klautzer has been Vice President-Management Information Systems of the Company since 2000. He has served as Vice
President-Management Information Systems for SEI since 1997.

         Daniel E. Kreher has been Vice President - Acquisitions and Investor Relations of the Company since 2003. Prior thereto, he served as Director - Acquisitions and Investor Relations since 1999. Prior thereto, he was Vice President - Finance and Administration of D&K Healthcore Resources, Inc. since 1996.

         Steven J. Landmann has been Vice President-Finance & Controller of the Company since 1999. Prior thereto, he served as Controller for the Company since 1998 and for Engineered Air since 1994.

         David D. Mattern has been Secretary and General Counsel for the Company since 1999. Prior thereto, he served as the Company's Secretary since 1992 and as outside legal counsel to the Company.

         John R. Wooton has been Vice President-Technology of the Company since 2000. He has served as Vice President-Technology for SEI since 1997 and, prior thereto, as its Director-Technology since 1994.

         Thomas G. Cornwell has been President of Engineered Air since 2000. Prior thereto, he served as Director-Program Management for SEI since 1992.

         Joseph H. Creaghead has been President of Keco since 2002. Prior thereto, he was General Manager - Managing Director of Husco International Ltd since 1997.

         Richard P. Dacey was named President of Radian in 2002. Prior thereto, he served as its Executive Vice President and Chief Operating Officer since 1995 after a distinguished career with the U.S. Army.

         David R. Gust (U.S. Army, Retired) has been President of TAMSCO since 2000. He served in the U.S. Army for 34 years until his retirement in 2000. From 1999 to 2000, he served as Deputy Chief of Staff for Research, Development and Acquisition at Headquarters, Army Material Command. Prior thereto, he served as the Army's Program Executive Office for Intelligence, Electronic Warfare and Sensors from 1995.

         Frederic D. Knight has been President of UPSI since 2002. Previously, he served as its Chief Technology Officer since 2000, and, prior thereto, as its President and Chief Executive Officer since 1989.

         James T. Myrick has been President of SEI since 2002. Prior thereto, he served as its Executive Vice President since 2001 and as its Vice President - Finance since 1997.

         Gerald A. Nicholson has been President of Marlo Coil since 2001. Prior thereto, he was Executive Vice President for the Tweco/Arcair and Coyne Cylinder divisions of Thermadyne Industries from 1995 to 1998.

         Thomas C. Santoro has been President of Fermont since 1995.

         Carlo M. Shimoon has been President of Pivotal Power since 2000. Prior thereto, he was President and Chief Executive Officer of Senstar Stellar from 1999 and President and Chief Executive Office of Newhaven Media from 1995 to 1998.

         Gerald W. Solomon has been President of EEi since 1990 when he founded it. EEi was acquired by the Company in 2003.

         Frank A. Tricomi was named President of ESSIbuy in 2004. Prior thereto, he served as Director of ESSIbuy since 2000, and was Director of Program Management for EASI from 1996 to 2000.

CODE OF ETHICS
--------------

         The Company has adopted a code of ethics which applies to the directors, officers, all other employees and contract workers of the Company and each of its subsidiaries. The Engineered Support Systems, Inc. Code of Business Ethics and Conduct is available free of charge upon written request to Engineered Support Systems, Inc., Attention: Investor Relations, 201 Evans Lane, St. Louis, Missouri 63121.

ITEM 11.      EXECUTIVE COMPENSATION
--------      ----------------------

         Information concerning executive compensation as shown in the Company's Definitive Proxy Statement (to be filed within 120 days after the close of the fiscal year ended October 31, 2003) is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------      --------------------------------------------------------------

         Information relating to the ownership of the Company's securities by certain beneficial owners and management as shown in the Definitive Proxy Statement (to be filed within 120 days after the close of the year ended October 31, 2003) is incorporated herein by reference.

         The following table provides information, in thousands except per share amounts, as of October 31, 2003 with respect to the shares of common stock that may be issued under the Company's existing equity compensation plans:

                                                                                                 Number of shares
                                                                                                     remaining
                                                            Number                                 available for
                                                           of shares                              future issuance
                                                             to be                                 under equity
                                                          issued upon                              compensation
                                                           exercise        Weighted-average      plans (excluding
                                                              of           exercise price of        securities
                                                          outstanding         outstanding          reflected in
Plan category                                               options             options             column (a))
                                                              (a)                 (b)                   (c)
-------------------------------------------------------   ------------     ------------------    ------------------

Equity compensation plans approved by shareholders           4,042              $20.18                  754

Equity compensation plans not approved by shareholders         390              $23.12                    -
                                                             -----                                      ---

     Total                                                   4,432              $20.44                  754
                                                             =====                                      ===


         All shares and per share amounts have been restated to reflect a three-for-two stock split effected by the Company On October 31, 2003.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------      ----------------------------------------------

         Information on certain relationships, related transactions and affiliation of directors as shown in the Definitive Proxy Statement (to be filed within 120 days after the close of the year ended October 31, 2003) is incorporated herein by reference.

                                   PART IV

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------      --------------------------------------

         Information appearing under "Relationship with Independent Public Accountants" on page 18 of the Company's Definitive Proxy Statement dated February 2, 2004, is hereby incorporated by reference.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------      -----------------------------------------------------------------

   (a)(1) Financial Statements. See Item 8 above.

      (2) The following financial statement schedule and accounants' report are included as Exhibit 99.3.

       Schedule II -Valuation and Qualifying Accounts - years ended October 31, 2003, 2002 and 2001

       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      (3) Exhibits.

       Lists of Exhibits (listed by numbers corresponding to exhibit table of Item 601 in regulation S-K)

         3.1  Articles of Incorporation of Engineered Support Systems, Inc. (1)

         3.2  Amendment of Articles of Incorporation

         3.3  Amended and Restated By-Laws of Engineered Support Systems, Inc.

         4.1 Credit Agreement dated as of April 23, 2003 among Engineered Support Systems, Inc., Bank of America, NA and the Other Lenders Party Hereto (3)

         4.2 Engineered Air Systems, Inc. Employee Stock Ownership Plan, subsequently renamed the Engineered Support Systems, Inc. Employee Stock Ownership Plan (4)

         4.3  Engineered Support Systems, Inc. 2000 Stock Option Plan (6)

         4.4 Engineered Support Systems, Inc. 2000 Stock Option Plan for Nonemployee Directors (7)

         4.5  Engineered Support Systems, Inc. Employee Stock Purchase Plan (8)

         4.6 Engineered Support Systems, Inc. Stock Purchase Plan for Nonemployee Directors (9)

         4.7  Engineered Support Systems, Inc. 2002 Stock Option Plan (10)

         4.8 Engineered Support Systems, Inc. 2002 Stock Option Plan for Non-Employee Directors (11)

         4.9 Engineered Support Systems, Inc. 2002 Non-Executive Stock Option Plan (12)

         4.10 Engineered Support Systems, Inc. 2003 Stock Option Plan (13)

         4.11 Engineered Support Systems, Inc. 2003 Non-Executive Stock Option Plan (14)

         10.1 Employment Agreement with Michael F. Shanahan, Sr. (5)

         10.2 Employment Agreement with Gerald E. Daniels (15)

         10.3 Employment Agreement with Gerald A. Potthoff (5)

         10.4 Employment Agreement with Gary C. Gerhardt (5)

         10.5 Employment Agreement with Ronald W. Davis (5)

         10.6 Form of Indemnification Agreement with Directors (2)

         11   Statement Re: Computation of Earnings Per Share

         13 Engineered Support Systems, Inc. Annual Report for the year ended October 31, 2003 (the Annual Report). Except for the portions incorporated herein by reference as evidenced in the Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission and is not deemed filed as part of this 10-K

         21   Subsidiaries of Registrant

         23   Consent of PricewaterhouseCoopers LLP, Independent Accountants

         31.1 Certification of Chief Executive Officer

         31.2 Certification of Chief Financial Officer

         99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.3 Valuation and Qualifying Accounts (Schedule II)

              (1) This information is incorporated by reference from Form S-1 Registration Statement filed on July 10, 1985, registration number 2-98909 as amended on August 13, 1985 and August 21, 1985.

              (2) This information is incorporated by reference from Form 10-K Annual Report filed on January 30, 1989.

              (3) This information is incorporated herein by reference from Form 10-Q Quarterly Report filed on June 16, 2003.

              (4) This information is incorporated by reference from Form S-8 registration statement, effective June 11, 1987, registration number 33-14504.

              (5) This information is incorporated by reference from Form 10-K/A Annual Report filed on January 29, 2003.

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

              (13) This information is incorporated by reference from Form S-8 registration statement, effective October 31, 2003, registration number 333-110166.

              (14) This information is incorporated by reference from Form S-8 registration statement, effective October 31, 2003, registration number 333-110165.

              (15) This information is incorporated by reference form Form 10-Q/A Quarterly Report filed on June 19, 2003.

   (b) Reports on Form 8-K.

       During the fourth quarter of 2003, the Company filed no reports on Form 8-K.

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

                                        ENGINEERED SUPPORT SYSTEMS, INC.

Dated:       January 30, 2004           By: /s/  Gary C. Gerhardt
        -------------------------           ---------------------------------
                                            GARY C. GERHARDT
                                            Vice Chairman and Chief Financial
                                            Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                            TITLE                           DATE
             ---------                            -----                           ----

      /s/  Gerald E. Daniels             Vice Chairman and                  January 30, 2004
----------------------------------       Chief Executive Officer            ----------------
        GERALD E. DANIELS

      /s/  Gary C. Gerhardt              Vice Chairman and                  January 30, 2004
----------------------------------       Chief Financial Officer            ----------------
        GARY C. GERHARDT

    /s/  Steven J. Landmann              Vice President - Finance           January 30, 2004
----------------------------------       and Controller                     ----------------
       STEVEN J. LANDMANN

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                           DIRECTORS
                                                           ---------

     /s/ Michael F. Shanahan, Sr.        January 30, 2004               /s/ Thomas J. Guilfoil        January 30, 2004
--------------------------------------   ----------------          --------------------------------   ----------------
        MICHAEL F. SHANAHAN, SR.                                          THOMAS J. GUILFOIL

         /s/ Gerald E. Daniels           January 30, 2004                  /s/ S. Lee Kling           January 30, 2004
--------------------------------------   ----------------          --------------------------------   ----------------
           GERALD E. DANIELS                                                 S. LEE KLING

        /s/ Gerald A. Potthoff           January 30, 2004                /s/ Kenneth E. Lewi          January 30, 2004
--------------------------------------   ----------------          --------------------------------   ----------------
          GERALD A. POTTHOFF                                               KENNETH E. LEWI

         /s/ Gary C. Gerhardt            January 30, 2004            /s/ Charles T. Robertson, Jr.    January 30, 2004
--------------------------------------   ----------------          --------------------------------   ----------------
           GARY C. GERHARDT                                            CHARLES T. ROBERTSON, JR.

          /s/ Ronald W. Davis            January 19, 2004                /s/ Crosbie E. Saint         January 30, 2004
--------------------------------------   ----------------          --------------------------------   ----------------
            RONALD W. DAVIS                                                CROSBIE E. SAINT

         /s/ William H. T. Bush          January 30, 2004            /s/ Michael F. Shanahan, Jr.     January 30, 2004
--------------------------------------   ----------------          --------------------------------   ----------------
           WILLIAM H. T. BUSH                                           MICHAEL F. SHANAHAN, JR.

        /s/ Michael P. C. Carns          January 30, 2004                  /s/ Earl W. Wims           January 30, 2004
--------------------------------------   ----------------          --------------------------------   ----------------
          MICHAEL P. C. CARNS                                                 EARL W. WIMS

          /s/ George E. Friel            January 30, 2004
--------------------------------------   ----------------
            GEORGE E. FRIEL

                      ENGINEERED SUPPORT SYSTEMS, INC.

                                EXHIBIT INDEX


3.2   Amendment of Articles of Incorporation

3.3   Amended and Restated By-Laws of Engineered Support Systems, Inc.

11.   Statement Re: Computation of Earnings Per Share

13. Engineered Support Systems, Inc. Annual Report for year ended October 31, 2003 (the Annual Report). Except for the portions incorporated herein by reference as evidenced in the Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission and is not deemed filed as part of this Form 10-K.

21.   Subsidiaries of Registrant

23.   Consent of PricewaterhouseCoopers LLP, Independent Accountants

31.1  Certification of Chief Executive Officer

31.2  Certification of Chief Financial Officer

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3  Valuation and Qualifying Accounts (Schedule II)