Form 10-Q
period 2004-01-31
ENGINEERED SUPPORT SYSTEMS INC
filed 2004-03-16
CIK 772891

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                  FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d)

                   of the Securities Exchange Act of 1934

For the three months ended January 31, 2004      Commission file number 0-13880

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

         The number of shares of the Registrant's common stock, $.01 par value, outstanding at February 29, 2004 was 25,898,018.

                      ENGINEERED SUPPORT SYSTEMS, INC.

                                    INDEX

                                                                                      Page
                                                                                      ----
Part I - Financial Information

      Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of January 31, 2004 and
         October 31, 2003..........................................................     3

         Condensed Consolidated Statements of Income for the three
         months ended January 31, 2004 and 2003....................................     4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended January 31, 2004 and 2003....................................     5

         Notes to Condensed Consolidated Financial Statements......................     6

      Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ....................................    13

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........    17

      Item 4.  Controls and Procedures.............................................    17

Part II - Other Information

      Items 1-6 ...................................................................    18

Signatures ........................................................................    19

Exhibits...........................................................................    20

                               ENGINEERED SUPPORT SYSTEMS, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands, except per share amounts)

                                                                     January 31    October 31
                                                                        2004          2003
                                                                     -----------   ----------
                                                                     (Unaudited)
                               ASSETS
Current Assets
     Cash and cash equivalents                                       $    2,276    $    2,880
     Accounts receivable                                                106,116        90,805
     Contracts in process and inventories                                64,284        50,959
     Deferred income taxes                                                5,939         5,939
     Other current assets                                                13,418         4,668
                                                                     ----------    ----------
          Total Current Assets                                          192,033       155,251

Property, plant and equipment, less accumulated
   depreciation of $29,885 and $28,800                                   51,444        50,366
Goodwill                                                                201,444       191,332
Deferred income taxes                                                     3,764         2,942
Other assets                                                             21,671        22,352
                                                                     ----------    ----------
          Total Assets                                               $  470,356    $  422,243
                                                                     ==========    ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Notes payable                                                   $   79,600    $   73,100
     Current maturities of long-term debt                                   311            90
     Accounts payable                                                    57,712        48,609
     Other current liabilities                                           40,502        63,565
                                                                     ----------    ----------
          Total Current Liabilities                                     178,125       185,364

Long-term debt                                                              954
Additional minimum pension liability                                     25,751        25,751
Other liabilities                                                        13,783        13,961

Shareholders' Equity
     Common stock, par value $.01 per share; 30,000
        shares authorized; 25,926 and 25,263 shares issued                  259           253
     Additional paid-in capital                                         125,868       106,512
     Retained earnings                                                  143,041       127,753
     Accumulated other comprehensive loss                               (16,205)      (16,142)
                                                                     ----------    ----------
                                                                        252,963       218,376
     Less treasury stock at cost, 31 and 561 shares                       1,220        21,209
                                                                     ----------    ----------
                                                                        251,743       197,167
                                                                     ----------    ----------
          Total Liabilities and Shareholders' Equity                 $  470,356    $  422,243
                                                                     ==========    ==========

See notes to condensed consolidated financial statements.

                        ENGINEERED SUPPORT SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (UNAUDITED)

                                                          Three Months Ended
                                                              January 31
                                                     ---------------------------
                                                        2004             2003
                                                     ----------       ----------
Net revenues:
     Products                                        $  124,976       $  111,947
     Services                                            70,154            9,716
                                                     ----------       ----------
                                                        195,130          121,663
                                                     ----------       ----------
Cost of revenues
     Products                                            87,230           86,679
     Services                                            61,629            7,838
                                                     ----------       ----------
                                                        148,859           94,517

Gross profit                                             46,271           27,146
Selling, general and administrative expense              19,997           12,907
Restructuring Expense                                        27
                                                     ----------       ----------
Operating income from continuing operations              26,247           14,239

Interest expense                                           (698)            (456)
Interest income                                              54               49
Gain (loss) on sale of assets                                (4)               6
                                                     ----------       ----------

Income from continuing operations                        25,599           13,838
Income tax provision                                      9,856            5,397
                                                     ----------       ----------

Net income from continuing operations                    15,743            8,441

Income from discontinued operations,
   net of income tax                                                         137
                                                     ----------       ----------

Net income                                           $   15,743       $    8,578
                                                     ==========       ==========

Basic earnings per share:
     Continuing operations                           $     0.63       $     0.35
     Discontinued operations                                                0.01
                                                     ----------       ----------

                    Total                            $     0.63       $     0.36
                                                     ==========       ==========

Diluted earnings per share:
     Continuing operations                           $     0.57       $     0.33
     Discontinued operations                                                0.01
                                                     ----------       ----------

                    Total                            $     0.57       $     0.34
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

                                       ENGINEERED SUPPORT SYSTEMS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)
                                                  (UNAUDITED)

                                                                                       Three Months Ended
                                                                                           January 31
                                                                                  ----------------------------
                                                                                     2004              2003
                                                                                  ----------        ----------
From operating activities:
     Net income from continuing operations                                        $   15,743        $    8,441
     Depreciation and amortization                                                     2,269             2,177
     (Gain) loss on sale of assets                                                         4                (6)
                                                                                  ----------        ----------
          Cash provided before changes in operating
               assets and liabilities                                                 18,016            10,612

     Net increase in non-cash current assets                                         (37,197)           (4,655)
     Net increase (decrease) in non-cash current liabilities                          (5,900)            4,371
     Decrease in other assets                                                          2,672             1,913
                                                                                  ----------        ----------

          Net cash provided (used in) by continuing operations                       (22,409)           12,241
          Net cash provided by discontinued operations                                                     525
                                                                                  ----------        ----------
          Net cash provided by (used in) operating activities                        (22,409)           12,766
                                                                                  ----------        ----------
From investing activities:
     Purchase of TAMSCO, net of cash acquired                                         (7,436)
     Purchase of Pivotal, net of cash acquired                                        (9,967)
     Purchase of UPSI, net of cash acquired                                           (2,026)
     Additions to property, plant and equipment                                       (1,578)           (2,831)
     Proceeds from sale of property, plant and equipment                                 127                10
                                                                                  ----------        ----------

          Net cash used in continuing operations                                     (20,880)           (2,821)
          Net cash used in discontinued operations
                                                                                  ----------        ----------
          Net cash used in investing activities                                      (20,880)           (2,821)
                                                                                  ----------        ----------
From financing activities:
     Net borrowings (payments) under line-of-credit agreement                          6,500           (13,000)
     Payments of long-term debt                                                          (24)           (5,250)
     Proceeds of long-term debt                                                          346
     Purchase of treasury stock                                                                           (266)
     Exercise of stock options                                                        36,379             5,137
     Cash dividends                                                                     (453)             (288)
                                                                                  ----------        ----------

          Net cash provided by (used in) continuing operations                        42,748           (13,667)
          Net cash used in discontinued operations
                                                                                  ----------        ----------
          Net cash provided by (used in) financing activities                         42,748           (13,667)
                                                                                  ----------        ----------

Effect of exchange rate changes on cash                                                  (63)
                                                                                  ----------        ----------


Net decrease in cash and cash equivalents                                               (604)           (3,722)

Cash and cash equivalents at beginning of period                                       2,880             4,793
                                                                                  ----------        ----------

Cash and cash equivalents at end of period                                        $    2,276        $    1,071
                                                                                  ==========        ==========

See notes to condensed consolidated financial statements.

                       ENGINEERED SUPPORT SYSTEMS, INC.
                       NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS (UNAUDITED)
                  (in thousands, except per share amounts)
                              JANUARY 31, 2004

NOTE A - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared by Engineered Support Systems, Inc. (the Company) without audit and include the accounts of the Company and its wholly-owned subsidiaries. These subsidiaries are organized within the Company's two business segments: Support Systems and Support Services. The Support Systems segment includes the operations of Systems & Electronics Inc. (SEI), Keco Industries, Inc. (Keco), Engineered Air Systems, Inc. (Engineered Air), Engineered Coil Company, d/b/a Marlo Coil (Marlo Coil), Engineered Electric Company d/b/a Fermont (Fermont), Universal Power Systems, Inc. (UPSI), Engineered Environments, Inc. (EEI), and Pivotal Power Inc. (Pivotal Power). The Support Services segment includes the operations of Technical and Management Services Corporation (TAMSCO), Radian, Inc. (Radian) and ESSIbuy.com, Inc. (ESSIbuy). In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended October 31, 2003.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132" (FAS 132 (revised 2003)). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information will be provided separately for pension plans and for other postretirement benefit plans. This includes expanded disclosure on an interim basis as well. The new disclosures are required for periods ending after December 15, 2003 and thus will be implemented by the Company during the quarter ending April 30, 2004.

         In December 2003, the FASB issued a revision to Interpretation 46 (FIN 46R) to clarify some of the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," and to exempt certain entities from its requirements. The adoption of FIN 46R will not have a material impact on the Company's financial statements as it does not maintain any of the interests governed by this pronouncement.

         In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the U.S. The act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide retiree benefits in certain circumstances. It is not yet clear what impact, if any, the new legislation will have on the Company's postretirement health care plans. The accumulated postretirement benefit obligation (APBO) reflected in the other liabilities section of the accompanying consolidated balance sheet, and the net periodic postretirement benefit cost (NPPBC) reflected in the accompanying consolidated statement of earnings do not reflect the effects, if any, of the Act. Specific authoritative guidance from the FASB on the proper accounting for any such effect is pending and may require in the future that the Company change APBO and NPPBC amounts disclosed herein.

NOTE B - EARNINGS PER SHARE

         Average diluted common shares outstanding include common stock equivalents, which represent common stock options as computed based on the treasury stock method. Average basic and diluted common shares outstanding have been restated to reflect a three-for-two stock split effected by the Company on October 31, 2003 in the form of a stock dividend.

         Basic earnings per share for the three months ended January 31, 2004 and 2003 is based on average basic common shares outstanding of 25,066 and 23,873, respectively. Diluted earnings per share for the three months ended January 31, 2004 and 2003 is based on average diluted common shares outstanding of 27,552 and 25,268, respectively.

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

                                                                                     Three Months Ended
                                                                                          January 31
                                                                                  -------------------------
                                                                                    2004             2003
                                                                                  --------          -------
Reported net income from continuing operations                                    $ 15,743          $ 8,441
Total stock-based employee compensation expense
   determined under the fair value method for all stock
   option awards, net of income tax                                                     49                5
                                                                                  --------          -------
Pro forma net income from continuing operations                                   $ 15,694          $ 8,436
                                                                                  ========          =======
Earnings per share from continuing operations:
   Basic - as reported                                                            $   0.63          $  0.35
                                                                                  ========          =======
   Basic - pro forma                                                              $   0.63          $  0.35
                                                                                  ========          =======
   Diluted - as reported                                                          $   0.57          $  0.33
                                                                                  ========          =======
   Diluted - pro forma                                                            $   0.57          $  0.33
                                                                                  ========          =======

         Historically, options granted have been fully vested at grant date. The fair value of options at the grant date was estimated using the Black-Scholes model with the following weighted average assumptions for the three months ended January 31, 2004 and 2003: an expected life of 1.5 years, volatility of 36% and 51%, a dividend yield of 0.12% and 0.16% and a risk-free interest rate of 3.25% and 3.74%, respectively. The weighted average fair value of options granted in the three months ended January 31, 2004 and 2003 was $7.55 and $5.11, respectively.

NOTE D - ACQUISITIONS

         On May 1, 2003, the Company acquired all of the outstanding common stock of TAMSCO, a provider of information technology logistics and digitization services and a designer and integrator of telecommunication systems primarily for the U.S. Department of Defense (DoD). The purchase price was approximately $71.1 million, which is net of $0.1 million of cash acquired. Approximately $1.1 million of the purchase price has not yet been paid subject to final collection of accounts receivable. This allocation is preliminary and subject to final valuation and adjustment. In connection with this transaction, the Company also assumed and paid $14.9 million of TAMSCO indebtedness. The purchase of TAMSCO, net of cash acquired, totals $84.9 million, which represents the $71.1 million purchase price plus assumed indebtedness of $14.9 million and less $1.1 million of purchase price not yet paid. ($84.9 million of purchase price paid through January 31, 2004 represents $77.4 million paid during the Company's year ended October 31, 2003 plus an additional $7.5 million, related to tax adjustments and accounts receivable collection, paid during the quarter ended January 31,
2004). The fair value of assets acquired, including goodwill of $65.6 million, was $103.9 million and liabilities assumed totaled $32.8 million.

         The following unaudited pro forma summary presents the combined historical results of operations for the three month period ended January 31, 2003 as adjusted to reflect the TAMSCO purchase transaction assuming the acquisition had occurred at November 1, 2002. These pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisition actually taken place on November 1, 2002, nor are they necessarily indicative of the combined results that may occur in the future.

Net revenues                                                $160,524
                                                            ========
Net income from continuing operations                       $ 10,688
                                                            ========
Basic earnings per share from continuing
  operations                                                $   0.45
                                                            ========
Diluted earnings per share from continuing
  operations                                                $   0.42
                                                            ========

         On December 5, 2003, the Company acquired all of the outstanding stock of Pivotal Power, a supplier of high-performance static power conversion equipment primarily to military customers. The purchase price was approximately $10.0 million, net of cash acquired. The purchase price was financed with short-term borrowings under the Company's revolving credit facility. The fair value of assets acquired, including goodwill of $5.9 million, was $11.5 million and liabilities assumed totaled $1.5 million. This allocation is preliminary and subject to final valuation and adjustment.

         On September 24, 2003, the Company acquired all of the outstanding common stock of EEI, a designer and manufacturer of specialized environmental control units and heat transfer systems for defense and industrial markets. The purchase price was approximately $15.5 million. The purchase price was financed with short-term borrowings under the Company's revolving credit facility. The purchase of EEI, net of cash acquired, totaled $16.6 million, which represents the $15.5 million purchase price plus assumed indebtedness of $1.1 million. The fair value of assets acquired, including goodwill of $11.9 million, was $19.8 million and liabilities assumed totaled $4.3 million. This allocation is preliminary and subject to final valuation and adjustment.

         On June 27, 2002, the Company acquired all of the outstanding common stock of UPSI, a provider of uninterruptible power supply systems for the DoD, intelligence agencies and commercial customers. The purchase price was approximately $5.5 million plus certain contingent cash consideration based upon UPSI's net revenue levels through two measurement dates, December 31, 2002 and October 31, 2003. Based upon UPSI's net revenue through the December 31, 2002 measurement date, $5.0 million of cash considation was added to purchase price and paid during the year ended October 31, 2003. Based upon UPSI's net revenue through the October 31, 2003 measurement date, $2.0 million of cash consideration was added to purchase price and paid in December 2003 and accrued as of October 31, 2003. The fair value of the assets acquired, including goodwill of $12.5 million, was $13.6 million and liabilities assumed totaled $1.1 million. The purchase price was financed with short-term borrowings under the Company's revolving credit facility.

         TAMSCO is included in the Support Services segment. Pivotal Power and EEI are included in the Support Systems segment. The operating results of each are included in consolidated operations since their respective dates of acquisition.

NOTE E - OTHER COMPREHENSIVE INCOME (LOSS)

         The Company's other comprehensive income (loss) for the three months ended January 31, 2004 and 2003 was $(63) and $177, respectively. The components of other comprehensive income (loss) include a minimum pension liability adjustment, a currency translation adjustment and an adjustment to the fair value of derivatives.

NOTE F - GOODWILL AND INTANGIBLE ASSETS

         The following disclosure presents certain information on the Company's acquired intangible assets as of January 31, 2004 and October 31, 2003. All acquired intangible assets are being amortized over their estimated useful lives with no estimated residual values. These amounts are included in Other Assets in the Condensed Consolidated Balance Sheets.

                                           Weighted Average
                                             Amortization            Gross         Accumulated        Net
                                                Period               Amount        Amortization      Amount
                                           ----------------         -------        ------------      ------
Customer-related intangibles:
   January 31, 2004                            5.4 years            $15,300          $4,961         $10,339
   October 31, 2003                            5.4 years             15,300           4,251          11,049


         The amortization expense related to acquired intangible assets was $710 for the three months ended January 31, 2004. Related estimated amortization expense is $2,831 annually through the year ended October 31, 2006, and $2,556 for the year ended October 31, 2007. Amortization expense related to acquired intangible assets totaled $710 for the three months ended January 31, 2003.

NOTE G - OPERATIONAL RESTRUCTURING

         During the quarter ended April 30, 2003, the Company announced a restructuring plan under which the electronics assembly work currently performed at the Company's Sanford, Florida facility of its SEI subsidiary will be relocated to alternate SEI facilities. Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities", applies to all disposal activities initiated after December 31, 2002 and prospectively nullifies EITF 94-3. SFAS 146 requires that a liability for employee termination costs associated with an exit or disposal activity be recognized when the liability is incurred. (EITF 94-3 had previously required that a liability for such costs be recognized at the date of the Company's commitment to an exit or disposal plan). The Company recorded expense related to this plan of $2.1 million during the year ended October 31, 2003, consisting of $1.2 million for severance and related benefits and $0.9 million for non-cash costs. The Company anticipates that it will record no additional restructuring expense related to this plan for periods ending after January 31, 2004. The plan involved termination of 106 employees.

         During the three months ended January 31, 2004, the Company recorded the following costs in connection with this restructuring plan.

                                             Accrued at                          Accrued
                                             October 31,                        at Jan. 31,
                                                2003        Expensed  Utilized     2004
                                             -----------    --------  --------  -----------
       Severance and related benefits           $983          $27       $541       $469
                                                ====          ===       ====       ====

NOTE H - DISCONTINUED OPERATIONS

         During the second quarter of 2002, the Company formally adopted a plan to dispose of Engineered Specialty Plastics, Inc. (ESP), a wholly-owned subsidiary representing the entirety of the Plastic Products business segment. The Company completed the sale of ESP in the quarter ended April 30, 2003 to a private equity group. Consideration received by the Company included $4.1 million of cash, a $3.3 million two-year note from the buyers secured by the real property of ESP, and contingent consideration based upon ESP's future revenues, net of a $0.8 million working capital adjustment paid by the Company. In conjunction with the intended disposition of ESP, the Company had previously recorded an estimated loss on disposal of discontinued operations of $4.2 million during the year ended October 31, 2002 to reduce the carrying value of ESP's net assets to their estimated fair value less estimated selling costs. The completion of the sale resulted in an additional $0.2 million loss on disposal during the year ended October 31, 2003. The Company has reported the results of operations of ESP as discontinued operations for the three months ended January 31, 2003 in the Condensed Consolidated Statements of Income.

         Certain information with respect to the discontinued operations of ESP for the three month period ended January 31, 2003 is as follows:

Net revenues                                    $5,125
                                                ======

Income (loss) from operations, net of
  income tax                                    $  137
                                                ------
Income (loss) on discontinued operations,
  net of income tax                             $  137
                                                ======


NOTE I - NOTES PAYABLE

         Effective April 23, 2003, the Company retired all borrowings under its existing credit facility and entered into a new bank agreement which provided a $125 million unsecured, revolving credit facility. Borrowings under the new agreement, which expires April 23, 2007, are subject to interest, at the Company's option, at either the Eurodollar rate plus an applicable margin or at the prime rate plus an applicable margin. The margin applicable to the Eurodollar rate varies from 0.875% to 1.625% and the margin applicable to the prime rate varies from 0.0% to 0.25% depending upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio). As of January 31, 2004, the Company had borrowings of $79.6 against the new revolving credit facility.

NOTE J - CONTRACTS IN PROCESS AND INVENTORIES

         Contracts in process and inventories of certain of the Company's operating subsidiaries (SEI, Engineered Air, Keco, Fermont, Radian, TAMSCO and Pivotal Power) represent accumulated contract costs, estimated earnings thereon based upon the percentage of completion method and contract inventories reduced by the contract value of delivered items. Inventories of Marlo Coil, UPSI and EEI are valued at the lower of cost or market using the first-in, first-out method. Contracts in process and inventories are comprised of the following:

                                                January 31, 2004   October 31, 2003
                                                ----------------   ----------------

Raw materials                                       $ 2,933            $ 2,669

Work-in-process                                       3,334              2,332
Finished goods                                          502                185
Inventories substantially applicable to
   government contracts in process, less
   progress payments of $69,920 and
   $55,010                                           57,515             45,773
                                                    -------            -------
                                                    $64,284            $50,959
                                                    =======            =======


NOTE K - SEGMENT INFORMATION

          The Company operates in two business segments: Support Systems and Support Services. The Support Systems segment designs, engineers and manufactures integrated military electronics and other military support equipment primarily for the DoD, as well as related heat transfer and air handling equipment for domestic commercial and industrial users, and material handling equipment primarily for the U.S. Postal Service. Segment products include environmental control systems, load management and transport systems, power generation, distribution and conditioning systems, airborne radar systems, reconnaissance, surveillance and target acquisition systems, chemical and biological protection systems, petroleum and water distribution systems and other multipurpose military support equipment. The Support Services group provides engineering services, logistics and training services, advanced technology services, asset protection systems and services, telecommunication systems integration and information technology services primarily for the DoD. The Support Services segment also provides certain power generation and distribution equipment to the DoD.

          The Company previously defined its business segments as Light Military Support Equipment, Heavy Military Support Equipment and Electronics and Automation Systems. With the Company's entry into the services area through the acquisitions of Radian on May 10,

2002 and TAMSCO on May 1, 2003, the growth of the Company's logistics support capabilities and the continuing rationalization of its operations, the Company has reorganized into the Support Systems and Support Services segments from the previous three segments. The new reporting structure reflects how the Company manages operations, reports results and allocates resources.

          Total assets at January 31, 2004, by segment were $256,590 for Support Systems and $211,302 for Support Services. Goodwill by segment as of January 31, 2004 totaled $104,098 for Support Systems and $97,346 for Support Services.

                                                        Three Months Ended
                                                            January 31
                                                     ------------------------
                                                       2004            2003
                                                       ----            ----
Net Revenues:
   Support Systems                                   $111,794        $ 96,750
   Support Services                                    89,142          25,482
   Intersegment Revenues                               (5,806)           (569)
                                                     --------        --------
        Total                                        $195,130        $121,663
                                                     ========        ========

Operating Income from Continuing Operations:
   Support Systems                                   $ 18,982        $ 12,098
   Support Services                                     7,265           2,141
                                                     --------        --------
                                                       26,247          14,239
   Interest expense, net                                 (644)           (407)

   Gain (loss) on sale of assets                           (4)              6
                                                     --------        --------

   Income from continuing operations
       before income taxes                           $ 25,599        $ 13,838
                                                     ========        ========

NOTE L - SHAREHOLDERS' EQUITY

The following summary presents a reconciliation of total shareholders' equity from October 31, 2003 to January 31, 2004:

Balance at October 31, 2003                          $197,167
Comprehensive income:
     Net income                                        15,743
     Currency translation adjustments                     (63)
                                                     --------
          Total comprehensive income                   15,680
                                                     --------
Cash dividends                                           (453)
Exercise of stock options                              36,379
Issuance of common stock                                1,279
Issuance of treasury stock                              1,692
                                                     --------
Balance at January 31, 2004                          $251,743
                                                     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

         Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations that is incorporated by reference from the Company's 2003 Annual Report to Shareholders into the Company's Annual Report on Form 10-K for the period ended October 31, 2003 for a discussion of the critical accounting policies which we believe are most difficult, subjective or complex.

         The following analysis should be read in this context.

RESULTS OF OPERATIONS

         Consolidated net revenues from continuing operations increased $73.4 million, or 60.4%, to $195.1 million in the first quarter of 2004 compared to $121.7 million in the first quarter of 2003. The increase was primarily due to the inclusion of the results of the Company's most recent acquisitions combined with solid organic revenue growth. Technical and Management Services Corporation (TAMSCO), Engineered Environments, Inc.
(EEI) and Pivotal Power Inc. (Pivotal Power), each acquired within the past nine months, generated net revenues of $55.2 million, $4.4 million and $1.1 million, respectively, during the first quarter of 2004. All other operating subsidiaries contributed a combined 10.4% increase in net revenues during the quarter. Gross profit from continuing operations for the three months ended January 31, 2004 increased $19.2 million, or 70.8%, to $46.3 million (23.7% of consolidated net revenues) from $27.1 million (22.3% of consolidated net revenues) in the comparable 2003 period. Contributions from the above recent acquisitions, coupled with higher revenues and overall improved gross margins at existing business units drove the increase in gross profit. Selling, general and administrative expense from continuing operations increased $7.1 million, or 55.0%, in the first quarter of 2004 to $20.0 million (10.3% of consolidated net revenues) from $12.9 million (10.6% of consolidated net revenues) in the first quarter of 2003. As a result of the above, operating income from continuing operations increased $12.0 million, or 84.5%, in the quarter ended January 31, 2004 to $26.2 million from $14.2 million in the first quarter of 2003.

         SUPPORT SYSTEMS. Net revenues in the first quarter of 2004 for the Support Systems segment totaled $111.8 million compared to $96.8 million (prior to the elimination of intersegment revenues in each period) for the same period in the prior year, a 15.5% increase. The improved results reflect the inclusion of a combined $5.5 million in net revenues from EEi and Pivotal Power during the first quarter and overall higher revenues at existing business units. Net organic revenue growth for the Support Systems segment during the first quarter totaled $9.5 million, an increase of 9.8%. The programs with the largest revenue gains during the quarter include the Field Deployable Environmental Control Unit (FDECU), which is deployed extensively in worldwide U.S. military operations, and the Manportable Surveillance and Target Acquisition Radar (MSTAR), which is serving a wide range of defense applications including base perimeter security. Comparatively lower production requirements on certain long-term defense programs during the quarter, including the M1000 Heavy Equipment Transporter and the Knight Target Acquisition system, partially offset these increases for the period. Gross profit for the segment increased by $10.0 million or 45.2% in the three months ended January 31, 2004 to $32.1 million (28.7% of segment revenues) from $22.1 million (22.8% of segment revenues). Quarterly operating income for the segment climbed to $19.0 million (17.0% of segment revenues) compared to $12.1 million (12.5% of segment revenues) last year. Incremental gross profit contributions, cost savings realized under the Company's facility rationalization initiatives and the absorption of corporate overhead costs by the Support Services business segment led to the improved results for the Support Systems segment.

         SUPPORT SERVICES. Net revenues of the Support Services segment climbed to $89.1 million, an increase of $63.6 million or 249.4%, compared to $25.5 million (prior to the elimination of intersegment revenues in each period) for the first quarter of 2003, principally due the inclusion of results from TAMSCO ($55.2 million in revenues) and incremental revenues generated by Radian for the period. TAMSCO's revenues came in above the level previously forecast by the Company primarily due to additional activity under the eight-year, $2.9 billion ceiling Rapid Response (R2) contract. Excluding the impact of TAMSCO, Support Services revenues grew 33.0% organically during the first quarter. Radian has continued to post solid revenue growth due to increasing customer demand for its Deployable Power Generation and Distribution System (DPGDS) and additional work in the asset protection area. Gross profit for the segment increased by $9.2 million or 184.0% in the three months ended January 31, 2004 to $14.2 million (15.9% of segment revenues) from $5.0 million (19.0% of segment revenues). Task orders awarded under the R2 contract for goods and services typically carry a lower fee, or mark-up, than those projects that contain a high level of labor content. Segment operating income for the first quarter of 2004 totaled $7.3 million (8.2% of segment revenues) compared to $2.1 million (8.2% of segment revenues) in the same period last year, an increase of 247.6%.

         Net interest expense increased by $0.2 million to $0.6 million in the first quarter of 2004. This increase was a result of higher outstanding borrowings. The effective income tax rate was 38.5% and 39.0% for the three month period ended January 31, 2004 and 2003, respectively. As a result of the foregoing, net income from continuing operations increased 86.9% to $15.7 million (8.0% of consolidated net revenues) in the quarter ended January 31, 2004 as compared to $8.4 million (6.9% of consolidated net revenues) in the first quarter of 2003.

         During the second quarter of 2002, the Company formally adopted a plan to dispose of ESP. The Company completed the sale of ESP in the quarter ended April 30, 2003 to a private equity group. In conjunction with this plan, the Company has recorded an estimated loss, net of income tax, of $4.2 million during the year ended October 31, 2002. The completion of the sale resulted in an additional $0.2 million loss on disposal during the year ended October 31, 2003.

         Based on first quarter results, existing backlog and anticipated orders, the Company anticipates that 2004 revenues will approximate $780 million, and that earnings per share will approximate between $2.50 and $2.55.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132" (FAS 132 (revised 2003)). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information will be provided separately for pension plans and for other postretirement benefit plans. This includes expanded disclosure on an interim basis as well. The new disclosures are required for periods ending after December 15, 2003 and thus will be implemented by the Company during the quarter ending April 30, 2004.

         In December 2003, the FASB issued a revision to Interpretation 46 (FIN 46R) to clarify some of the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," and to exempt certain entities from its requirements. The adoption of FIN 46R will not have a material impact on the Company's financial statements as it does not maintain any of the interests governed by this pronouncement.

         In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the U.S. The act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide retiree benefits in certain circumstances. It is not yet clear what impact, if any, the new legislation will have on the Company's postretirement health care plans. The accumulated postretirement benefit obligation (APBO) reflected in the other liabilities section of the accompanying consolidated balance sheet, and the net periodic postretirement benefit cost (NPPBC) reflected in the accompanying consolidated statement of earnings do not reflect the effects, if any, of the Act. Specific authoritative guidance from the FASB on the proper accounting for any such effect is pending and may require in the future that the Company change APBO and NPPBC amounts disclosed herein.

LIQUIDITY AND CAPITAL RESOURCES

         On April 16, 2003, the Company completed the sale of ESP to a private equity group. Consideration received by the Company included $4.1 million of cash, a $3.3 million two-year note from the buyers secured by the real property of ESP, and contingent consideration based upon ESP's future revenues, net of a $0.8 million working capital adjustment paid by the Company.

         Effective April 23, 2003, the Company retired all borrowings under its existing credit facility and entered into a new bank agreement which provided a $125 million unsecured, revolving credit facility. Borrowings under the new agreement, which expires April 23, 2007, are subject to interest, at the Company's option, at either the Eurodollar rate plus an applicable margin or at the prime rate plus an applicable margin. The margin applicable to the Eurodollar rate varies from 0.875% to 1.625% and the margin applicable to the prime rate varies from 0.0% to 0.25% depending upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio). As of January 31, 2004, the Company had borrowings of $79.6 million against the new revolving credit facility and a cash balance of $2.3 million.

         Effective December 5, 2003, the Company acquired all of the outstanding stock of Pivotal Power, Inc. (Pivotal Power), a supplier of high performance static power conversion equipment primarily to military customers. The purchase price of Pivotal Power, net of cash acquired, required $10.0 million in cash during the quarter, which the Company financed with short-term borrowings under its revolving credit facility.

         At January 31, 2004, the Company's working capital and ratio of current assets to current liabilities were $13.9 million and 1.08 to 1 as compared with $(30.1) million and 0.84 to 1 at October 31, 2003. The Company used cash from continuing operations of $22.4 million in the three months ended January 31, 2004 as compared to generating $12.2 million of cash flow from continuing operations in the first three months of 2003. This decrease in operating cash flows was a result of a significant growth in accounts receivable and contract inventories relating to the Company's increasing revenue base and to the contractual requirements of certain programs. Investment in property, plant and equipment totaled $1.6 million and $2.8 million for the first three months of 2004 and 2003, respectively.

The Company anticipates that capital expenditures in 2004 should not exceed $7.5 million. Management believes that cash flow generated from operations, together with the available line of credit, will provide the necessary resources to meet the needs of the Company in the foreseeable future.

         There have been no material changes in the total contractual and contingent obligations included in the Company's annual report to shareholders for the year ended October 31, 2003.

BUSINESS AND MARKET CONSIDERATIONS

         Approximately 97% of consolidated net revenues from continuing operations for the three months ended January 31, 2004 were directly or indirectly derived from defense orders by the U.S. government and its agencies. As of January 31, 2004, the Company's funded backlog of orders totaled $632.8 million, with related customer options of an additional $905.1 million. These amounts compare to funded backlog of $533.4 million and related customer options of an additional $922.7 million as of October 31, 2003.

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

ITEM 4.  CONTROLS AND PROCEDURES.

         As of January 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date this evaluation was carried out, including any corrective actions with regard to significant deficiencies and material weakness.

                                   PART II

                              OTHER INFORMATION

Items 1-5 Not applicable.

Item 6 Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  11.    Statement Re: Computation of Earnings Per Share

                  31.1   Certification of Chief Executive Officer

                  31.2   Certification of Chief Financial Officer

                  32.1   Certification of Chief Executive Officer pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2   Certification of Chief Financial Officer pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

         (b) During the quarter ended January 31, 2004, the Company filed the following reports on Form 8-K:

                  (1)    Form 8-K dated December 11, 2003
                         regarding release of the Company's financial results for the three months and year ended October 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ENGINEERED SUPPORT SYSTEMS, INC.

Date:   March 16, 2004                By: /s/ Gerald E. Daniels
      ------------------                  -------------------------------
                                          Gerald E. Daniels
                                          Vice Chairman and
                                          Chief Executive Officer

Date:   March 16, 2004                By: /s/ Gary C. Gerhardt
      ------------------                  -------------------------------
                                          Gary C. Gerhardt
                                          Vice Chairman and Chief
                                          Financial Officer