Form 10-Q
period 2004-04-30
ENGINEERED SUPPORT SYSTEMS INC
filed 2004-06-14
CIK 772891

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                  FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

 For the six months ended April 30, 2004        Commission file number 0-13880

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

      The number of shares of the Registrant's common stock, $.01 par value, outstanding at May 31, 2004 was 26,045,915.

                      ENGINEERED SUPPORT SYSTEMS, INC.

                                    INDEX

                                                                           Page
                                                                           ----
Part I - Financial Information

      Item 1. Financial Statements

         Condensed Consolidated Balance Sheets as of April 30, 2004 and
           October 31, 2003...............................................    3

         Condensed Consolidated Statements of Income for the three and
           six months ended April 30, 2004 and 2003.......................    4

         Condensed Consolidated Statements of Cash Flows for the three
           and six months ended April 30, 2004 and 2003...................    5

         Notes to Condensed Consolidated Financial Statements.............    6

      Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................   16

      Item 3. Quantitative and Qualitative Disclosures About Market Risk..   21

      Item 4. Controls and Procedures.....................................   22

Part II - Other Information

      Items 1-6...........................................................   23

Signatures................................................................   24

Exhibits .................................................................   25

                                      ENGINEERED SUPPORT SYSTEMS, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except per share amounts)

                                                                                April 30       October 31
                                                                                  2004            2003
                                                                              ---------------------------
                                                                              (Unaudited)
                                    ASSETS

        Current Assets
           Cash and cash equivalents                                            $ 21,745        $  2,880
           Accounts receivable                                                   107,582          90,805
           Contracts in process and inventories                                   65,847          50,959
           Deferred income taxes                                                   5,939           5,939
           Other current assets                                                    4,735           4,668
                                                                                --------        --------
              Total Current Assets                                               205,848         155,251

        Property, plant and equipment, less accumulated
          depreciation of $28,187 and $28,800                                     52,541          50,366
        Goodwill                                                                 172,200         191,332
        Acquired customer-related intangibles                                     37,328          11,049
        Deferred income taxes                                                      3,897           2,942
        Other assets                                                              12,708          11,303
                                                                                --------        --------
              Total Assets                                                      $484,522        $422,243
                                                                                ========        ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

        Current Liabilities
           Notes payable                                                        $ 56,000        $ 73,100
           Current maturities of long-term debt                                      411              90
           Accounts payable                                                       66,678          48,609
           Other current liabilities                                              49,704          63,565
                                                                                --------        --------
              Total Current Liabilities                                          172,793         185,364

        Long-term debt                                                               754
        Additional minimum pension liability                                      25,751          25,751
        Other liabilities                                                         13,622          13,961
        Shareholders' Equity
          Common stock, par value $.01 per share; 30,000
           shares authorized; 25,944 and 25,263 shares issued                        259             253
         Additional paid-in capital                                              126,342         106,512
         Retained earnings                                                       161,365         127,753
         Accumulated other comprehensive loss                                    (16,364)        (16,142)
                                                                                --------        --------
                                                                                 271,602         218,376
         Less treasury stock at cost, 0 and 561 shares                                            21,209
                                                                                --------        --------
                                                                                 271,602         197,167
                                                                                --------        --------
                  Total Liabilities and Shareholders' Equity                    $484,522        $422,243
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

                                     ENGINEERED SUPPORT SYSTEMS, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (in thousands, except per share amounts)
                                               (UNAUDITED)

                                                           Three Months Ended        Six Months Ended
                                                                April 30                 April 30
                                                        ------------------------- ------------------------
                                                             2004         2003         2004        2003
                                                        ------------ ------------ ------------ -----------

        Net revenues:
           Products                                        $137,612     $113,639     $263,199    $225,586
           Services                                          72,524       11,418      142,067      21,134
                                                           --------     --------     --------    --------
                                                            210,136      125,057      405,266     246,720
                                                           --------     --------     --------    --------
        Cost of revenues:
           Products                                          91,755       86,431      179,597     173,111
           Services                                          64,956        8,843      125,973      16,680
                                                           --------     --------     --------    --------
                                                            156,711       95,274      305,570     189,791
                                                           --------     --------     --------    --------

        Gross profit                                         53,425       29,783       99,696      56,929
        Selling, general and administrative expense          23,389       14,467       43,386      27,374
        Restructuring expense                                    39        1,193           66       1,193
                                                           --------     --------     --------    --------
        Operating income from continuing operations          29,997       14,123       56,244      28,362

        Interest expense                                       (305)        (271)      (1,003)       (727)
        Interest income                                         102           48          156          97
        Gain (loss) on sale of assets                            (1)                       (5)          6
                                                           --------     --------     --------    --------

        Income from continuing operations                    29,793       13,900       55,392      27,738
        Income tax provision                                 11,470        5,421       21,326      10,818
                                                           --------     --------     --------    --------

        Net income from continuing operations                18,323        8,479       34,066      16,920
        Income from discontinued operations,
           net of income tax                                                 157                      294
                                                           --------     --------     --------    --------

        Net income                                         $ 18,323     $  8,636     $ 34,066    $ 17,214
                                                           ========     ========     ========    ========

        Basic earnings per share:
           Continuing operations                           $   0.71     $   0.35     $   1.34    $   0.71
           Discontinued operations                                          0.01                     0.01
                                                           --------     --------     --------    --------

              Total                                        $   0.71     $   0.36     $   1.34    $   0.72
                                                           ========     ========     ========    ========

        Diluted earnings per share:
           Continuing operations                           $   0.66     $   0.33     $   1.23    $   0.67
           Discontinued operations                                          0.01                     0.01
                                                           --------     --------     --------    --------

              Total                                        $   0.66     $   0.34     $   1.23    $   0.68
                                                           ========     ========     ========    ========


         See notes to condensed consolidated financial statements.

                                     ENGINEERED SUPPORT SYSTEMS, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                               (UUAUDITED)

                                                                                   Six Months Ended
                                                                                       April 30
                                                                             ----------------------------
                                                                               2004                2003
                                                                             --------            --------
From operating activities:
   Net income from continuing operations                                     $ 34,066            $ 16,920
   Depreciation and amortization                                                6,701               4,371
   (Gain) loss on sale of assets                                                    5                  (6)
                                                                             --------            --------
      Cash provided before changes in operating
        assets and liabilities                                                 40,772              21,285
   Net (increase) decrease in non-cash current assets                         (31,732)             17,571
   Net increase (decrease) in non-cash current liabilities                      7,915               8,253
   Decrease in other assets                                                     3,713               1,205
                                                                             --------            --------

      Net cash provided by (used in) continuing operations                     20,668              48,314
      Net cash provided by discontinued operations                                                  1,885
                                                                             --------            --------
      Net cash provided by (used in) operating activities                      20,668              50,199
                                                                             --------            --------

From investing activities:
   Purchase of TAMSCO, net of cash acquired                                    (7,440)
   Purchase of Pivotal, net of cash acquired                                  (10,064)
   Purchase of UPSI, net of cash acquired                                      (2,026)             (5,008)
   Purchase of EEI, net of cash acquired                                          (99)
   Additions to property, plant and equipment                                  (4,124)             (5,314)
   Proceeds from sale of property, plant and equipment                            128                  22
                                                                             --------            --------

   Net cash used in continuing operations                                     (23,625)            (10,300)
   Net cash used in discontinued operations                                                         3,696
                                                                             --------            --------
   Net cash used in investing activities                                      (23,625)             (6,604)
                                                                             --------            --------

From financing activities:
   Net borrowings (payments) under line-of-credit agreement                   (17,100)              2,000
   Payments of long-term debt                                                    (103)            (42,000)
   Proceeds of long-term debt                                                     381
   Purchase of treasury stock                                                                        (557)
   Exercise of stock options                                                   37,826               6,508
   Issuance of common stock to employee stock purchase plan                     1,282                 892
   Cash dividends                                                                (453)               (288)
                                                                             --------            --------

      Net cash provided by (used in) continuing operations                     21,833             (33,445)
      Net cash used in discontinued operations
      Net cash provided by (used in) financing activities                      21,833             (33,445)
                                                                             --------            --------

Effect of exchange rate changes on cash                                           (11)
                                                                             --------            --------
Net increase in cash and cash equivalents                                      18,865              10,150

Cash and cash equivalents at beginning of period                                2,880               4,793
                                                                             --------            --------

Cash and cash equivalents at end of period                                   $ 21,745            $ 14,943
                                                                             ========            ========

See notes to condensed consolidated financial statements.

                      ENGINEERED SUPPORT SYSTEMS, INC.
                       NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS (UNAUDITED)
                  (in thousands, except per share amounts)
                               APRIL 30, 2004

NOTE A - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared by Engineered Support Systems, Inc. (the Company) without audit and include the accounts of the Company and its wholly-owned subsidiaries. These subsidiaries are organized within the Company's two business segments: Support Systems and Support Services. The Support Systems segment includes the operations of Systems & Electronics Inc. (SEI), Keco Industries, Inc. (Keco), Engineered Air Systems, Inc. (Engineered Air), Engineered Coil Company, d/b/a Marlo Coil (Marlo Coil), Engineered Electric Company d/b/a Fermont (Fermont), Universal Power Systems, Inc. (UPSI), Engineered Environments, Inc. (EEI), and Pivotal Power Inc. (Pivotal Power). The Support Services segment includes the operations of Technical and Management Services Corporation (TAMSCO), Radian, Inc. (Radian) and ESSIbuy.com, Inc. (ESSIbuy). In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

         Basic earnings per share for the three months ended April 30, 2004 and 2003 is based on average basic common shares outstanding of 25,922 and 24,117, respectively. Diluted earnings per share for the three months ended April 30, 2004 and 2003 is based on average diluted common shares outstanding of 27,858 and 25,515, respectively.

         Basic earnings per share for the six months ended April 30, 2004 and 2003 is based on average basic common shares outstanding of 25,489 and 23,993, respectively. Diluted earnings per share for the six months ended April 30, 2004 and 2003 is based on average diluted common shares outstanding of 27,704 and 25,389, respectively.

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

                                                                   Three Months Ended         Six Months Ended
                                                                       April 30                  April 30
                                                                   ------------------       -------------------
                                                                     2004       2003          2004        2003
                                                                   -------     ------       -------     -------
Reported net income from continuing operations                     $18,323     $8,479       $34,066     $16,920
Total stock-based employee compensation expense
   determined under the fair value method for all stock
   option awards, net of income tax                                    517        648           558         653
                                                                   -------     ------       -------     -------
Pro forma net income from continuing operations                    $17,806     $7,831       $33,508     $16,267
                                                                   =======     ======       =======     =======
Earnings per share from continuing operations:
  Basic - as reported                                              $  0.71     $ 0.35       $  1.34     $  0.71
                                                                   =======     ======       =======     =======
  Basic - pro forma                                                $  0.69     $ 0.32       $  1.31     $  0.68
                                                                   =======     ======       =======     =======
  Diluted - as reported                                            $  0.66     $ 0.33       $  1.23     $  0.67
                                                                   =======     ======       =======     =======
  Diluted - pro forma                                              $  0.64     $ 0.31       $  1.21     $  0.64
                                                                   =======     ======       =======     =======


         Historically, options granted have been fully vested at grant date. The fair value of options at the grant date was estimated using the Black-Scholes model with the following weighted average assumptions for the three and six months ended April 30, 2004 and 2003: an expected life of 1.5 years, volatility of 36% and 51%, a dividend yield of 0.12% and 0.16% and a risk-free interest rate of 3.25% and 3.74%, respectively. The weighted average fair value of options granted in the three and six months ended April 30, 2004 and 2003 was $7.55 and $5.11, respectively.

NOTE D - ACQUISITIONS

         On May 1, 2003, the Company acquired all of the outstanding common stock of TAMSCO, a provider of information technology logistics and digitization services and a designer and integrator of telecommunication systems primarily for the U.S. Department of Defense (DoD). The purchase price was approximately $71.1 million, which is net of $0.1 million of cash acquired. Approximately $1.1 million of the purchase price has not yet been paid subject to final collection of accounts receivable. In connection with this transaction, the Company also assumed and paid $14.9 million of TAMSCO indebtedness. The purchase of TAMSCO, net of cash acquired, totals $84.9 million, which represents the $71.1 million purchase price plus assumed indebtedness of $14.9 million and less $1.1 million of purchase price not yet paid. ($84.9 million of purchase price paid through April 30, 2004 represents $77.4 million paid during the Company's year ended October 31, 2003 plus an additional $7.5 million, related to tax adjustments and accounts receivable collection, paid during the six months ended April 30,
2004).

         The initial purchase price allocation for TAMSCO was based on preliminary information, which was subject to adjustment upon obtaining complete valuation information. During the second quarter of 2004, the Company obtained the final valuation report from an independent third party valuation firm of the assets acquired and liabilities assumed. As a result, the Company reclassified $29.9 million from goodwill, as recorded in the preliminary allocation, to acquired customer-related intangibles and recorded a $2.2 million non-cash charge in the quarter ended April 30, 2004 to reflect the related amortization expense from acquisition date. The fair value of assets acquired, including goodwill of $36.1 million and acquired customer-related intangibles of $29.9 million, was $103.9 million and liabilities assumed totaled $32.8 million.

         The following unaudited pro forma summary presents the combined historical results of operations for the three and six month periods ended April 30, 2003 as adjusted to reflect the TAMSCO purchase transaction assuming the acquisition had occurred at November 1, 2002. These pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisition actually taken place on November 1, 2002, nor are they necessarily indicative of the combined results that may occur in the future.

                                                                           Three Months Ended    Six Months Ended
                                                                             April 30, 2003       April 30, 2003
                                                                           ------------------    ----------------

       Net revenues                                                             $166,150             $326,674
                                                                                ========             ========

       Net income from continuing operations                                    $  8,765             $ 19,125
                                                                                ========             ========

       Basic earnings per share from continuing
          operations                                                            $   0.36             $   0.80
                                                                                ========             ========

       Diluted earnings per share from continuing
          operations                                                            $   0.34             $   0.75
                                                                                ========             ========


         On December 5, 2003, the Company acquired all of the outstanding stock of Pivotal Power, a supplier of high-performance static power conversion equipment primarily to military customers. The purchase price was approximately $10.1 million, net of cash acquired. The purchase price was financed with short-term borrowings under the Company's revolving credit facility. The fair value of assets acquired, including goodwill of $6.0 million, was $11.6 million and liabilities assumed totaled $1.5 million. This allocation is preliminary and subject to final valuation and adjustment.

         On September 24, 2003, the Company acquired all of the outstanding common stock of EEI, a designer and manufacturer of specialized environmental control units and heat transfer systems for defense and industrial markets. The purchase price was approximately $15.6 million. The purchase price was financed with short-term borrowings under the Company's revolving credit facility. The purchase of EEI, net of cash acquired, totaled $16.7 million, which represents the $15.6 million purchase price plus assumed indebtedness of $1.1 million. The fair value of assets acquired, including goodwill of $14.4 million, was $19.8 million and liabilities assumed totaled $4.3 million. This allocation is preliminary and subject to final valuation and adjustment.

         On June 27, 2002, the Company acquired all of the outstanding common stock of UPSI, a provider of uninterruptible power supply systems for the DoD, intelligence agencies and commercial customers. The purchase price was approximately $5.5 million plus certain contingent cash consideration based upon UPSI's net revenue levels through two measurement dates, December 31, 2002 and October 31, 2003. Based upon UPSI's net revenue through the December 31, 2002 measurement date, $5.0 million of cash consideration was added to purchase price and paid during the year ended October 31, 2003. Based upon UPSI's net revenue through the October 31, 2003 measurement date, $2.0 million of cash consideration was added to purchase price and paid in December 2003. The fair value of the assets acquired, including goodwill of $12.5 million, was $13.6 million and liabilities assumed totaled $1.1 million. The purchase price was financed with short-term borrowings under the Company's revolving credit facility.

         TAMSCO is included in the Support Services segment. Pivotal Power, EEI and UPSI are included in the Support Systems segment. The operating results of each are included in consolidated operations since their respective dates of acquisition.

NOTE E - OTHER COMPREHENSIVE INCOME (LOSS)

         The Company's other comprehensive income (loss) for the three months ended April 30, 2004 and 2003 was $(159) and $0, respectively. The Company's other comprehensive income (loss) for the six months ended April 30, 2004 and 2003 was $(222) and $177, respectively. The components of other comprehensive income (loss) include a minimum pension liability adjustment, a currency translation adjustment and an adjustment to the fair value of derivatives.

NOTE F - INTANGIBLE ASSETS

         The following disclosure presents certain information on the Company's acquired intangible assets as of April 30, 2004 and October 31, 2003. All acquired intangible assets are being amortized over their estimated useful lives with no estimated residual values.

                                       Weighted Average
                                         Amortization             Gross           Accumulated            Net
                                            Period               Amount          Amortization          Amount
                                            ------               ------          ------------          ------
       Customer-related intangibles:
          April 30, 2004                  12.1 years            $45,159             $7,831            $37,328
          October 31, 2003                 5.4 years             15,300              4,251             11,049

         The amortization expense related to acquired intangible assets was $2,870 for the three months ended April 30, 2004 and $3,580 for the six months ended April 30, 2004. Amortization expense related to acquired intangible assets totaled $710 for the three months ended April 30, 2003 and $1,420 for the six months ended April 30, 2003. Related estimated amortization expense is $5,982 for the year ending October 31, 2004, $4,821 for the years ending October 31, 2005 and 2006, $4,453 for the year ending October 31, 2007 and approximately $1,800 for the years ending October 31, 2008 through October 31, 2018.

NOTE G - OPERATIONAL RESTRUCTURING

         During the quarter ended April 30, 2003, the Company announced a restructuring plan under which the electronics assembly work performed at the Company's Sanford, Florida facility of its SEI subsidiary would be relocated to alternate SEI facilities. Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities", applies to all disposal activities initiated after December 31, 2002 and prospectively nullifies EITF 94-3. SFAS 146 requires that a liability for employee termination costs associated with an exit or disposal activity be recognized when the liability is incurred. (EITF 94-3 had previously required that a liability for such costs be recognized at the date of the Company's commitment to an exit or disposal plan). The Company recorded expense related to this plan of $2.1 million during the year ended October 31, 2003, consisting of $1.2 million for severance and related benefits and $0.9 million for non-cash costs. The Company anticipates that it will record no additional restructuring expense related to this plan for periods ending after April 30, 2004. The plan involved the termination of 106 employees, all of which were terminated as of April 30, 2004.

         During the six months ended April 30, 2004, the Company recorded the following costs in connection with this restructuring plan.

                                                Accrued at                                           Accrued at
                                                October 31                                            April 30
                                                   2003               Expensed         Utilized         2004
                                                   ----               --------         --------         ----

Severance and related benefits                     $983                 $66              $995           $54
                                                   ====                 ===              ====           ===

NOTE H - DISCONTINUED OPERATIONS

         During the second quarter of 2002, the Company formally adopted a plan to dispose of Engineered Specialty Plastics, Inc. (ESP), a wholly-owned subsidiary representing the entirety of the Plastic Products business segment. The Company completed the sale of ESP in the quarter ended April 30, 2003 to a private equity group. Consideration received by the Company included $4.1 million of cash, a $3.3 million two-year note from the buyers secured by the real property of ESP, and contingent consideration based upon ESP's future revenues, net of a $0.8 million working capital adjustment paid by the Company. In conjunction with the intended disposition of ESP, the Company had previously recorded an estimated loss on disposal of discontinued operations of $4.2 million during the year ended October 31, 2002 to reduce the carrying value of ESP's net assets to their estimated fair value less estimated selling costs. The completion of the sale resulted in an additional $0.2 million loss on disposal during the year ended October 31, 2003. The Company has reported the results of operations of ESP as discontinued operations for the three and six month periods ended April 30, 2003 in the Condensed Consolidated Statements of Income.

         Certain information with respect to the discontinued operations of ESP is as follows:

                                                                    Three Months Ended       Six Months Ended
                                                                      April 30, 2003          April 30, 2003
                                                                    ------------------       ----------------

       Net revenues                                                       $4,010                  $9,136
                                                                          ======                  ======

       Income (loss) on discontinued operations,
          net of income tax                                               $  157                  $  294
                                                                          ======                  ======

NOTE I - NOTES PAYABLE

         Effective April 23, 2003, the Company retired all borrowings under its existing credit facility and entered into a new bank agreement which provided a $125 million unsecured, revolving credit facility. Borrowings under the new agreement, which expires April 23, 2007, are subject to interest, at the Company's option, at either the Eurodollar rate plus an applicable margin or at the prime rate plus an applicable margin. The margin applicable to the Eurodollar rate varies from 0.875% to 1.625% and the margin applicable to the prime rate varies from 0.0% to 0.25% depending upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio). As of April 30, 2004, the Company had borrowings of $56.0 million against the new revolving credit facility.

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

                                                            April 30, 2004       October 31, 2003
                                                            --------------       ----------------
       Raw materials                                           $ 2,407                $ 2,669
       Work-in-process                                           3,999                  2,332
       Finished goods                                              497                    185
       Inventories substantially applicable to
          government contracts in process, less
          progress payments of $72,779 and
          $55,010                                               58,944                 45,773
                                                               -------                -------
                                                               $65,847                $50,959
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

         Total assets at April 30, 2004, by segment were $289,988 for Support Systems and $194,534 for Support Services. Goodwill by segment as of April 30, 2004 totaled $104,374 for Support Systems and $67,826 for Support Services.

         The differences in net revenues between the accompanying condensed consolidated statements of income and the reporting segment information as presented below are due to certain reclassifications made to categorize net revenues by their functional nature, as required, on the face of the financial statements.

                                                              Three Months Ended              Six Months Ended
                                                                   April 30                       April 30
                                                           -----------------------        ------------------------
                                                             2004           2003            2004            2003
                                                             ----           ----            ----            ----
Net Revenues:
   Support Systems                                         $130,034       $101,050        $241,828        $197,800
   Support Services                                          86,515         24,758         175,657          50,240
    Intersegment Revenues                                    (6,413)          (751)        (12,219)         (1,320)
                                                           --------       --------        --------        --------
       Total                                               $210,136       $125,057        $405,266        $246,720
                                                           ========       ========        ========        ========

Operating Income from Continuing Operations:
    Support Systems                                        $ 28,340       $ 11,163        $ 47,322        $ 23,261
    Support Services                                          1,657          2,960           8,922           5,101
                                                           --------       --------        --------        --------
                                                             29,997         14,123          56,244          28,362
    Interest expense, net                                      (203)          (223)           (847)           (630)


    Gain (loss) on sale of assets                                (1)                            (5)              6
                                                           --------       --------        --------        --------
    Income from continuing operations
       before income taxes                                 $ 29,793       $ 13,900        $ 55,392        $ 27,738
                                                           ========       ========        ========        ========

NOTE L - SHAREHOLDERS' EQUITY

         The following summary presents a reconciliation of total shareholders' equity from October 31, 2003 to April 30, 2004:

         Balance at October 31, 2003                               $197,167
         Comprehensive income:
            Net income                                               34,066
            Currency translation adjustments                           (222)
                                                                   --------
               Total comprehensive income                            33,844
                                                                   --------

         Cash dividends                                                (453)
         Exercise of stock options                                   37,826
         Issuance of common stock                                     1,280
         Issuance of treasury stock                                   1,938
                                                                   --------
         Balance at April 30, 2004                                 $271,602
                                                                   ========

NOTE M - PENSION AND OTHER POSTRETIREMENT BENEFITS

         The following tables detail the amount of net periodic benefit cost recognized related to the Company's pension and other postretirement benefits for the three and six month periods ended April 30, 2004 and 2003.

                                                            Three Months Ended
                                                                 April 30
                                            ----------------------------------------------------
                                                                                 Other
                                               Pension Benefits          Postretirement Benefits
                                            ----------------------       -----------------------
                                              2004           2003          2004          2003
                                              ----           ----          ----          ----

Service cost                                $   706        $   546         $ 71           $ 59
Interest cost                                 1,743          1,255          169            155
Expected return on plan assets               (1,823)        (1,257)
Amortization of prior service cost              148             92
Actuarial loss (gain)                           641            268          110             74
Other                                                            7
                                            -------        -------         ----           ----
                                            $ 1,415        $   911         $350           $288
                                            =======        =======         ====           ====

                                                                 Six Months Ended
                                                                     April 30
                                              ------------------------------------------------------
                                                                                     Other
                                                 Pension Benefits            Postretirement Benefits
                                              ----------------------         -----------------------
                                                2004           2003            2004           2003
                                                ----           ----            ----           ----

Service cost                                  $ 1,412        $ 1,089           $142           $118
Interest cost                                   3,486          2,509            337            309
Expected return on plan assets                 (3,646)        (2,515)
Amortization of prior service cost                297            176
Actuarial loss (gain)                           1,282            536            221            148
Other                                                             14
                                              -------        -------           ----           ----
                                              $ 2,831        $ 1,809           $700           $575
                                              =======        =======           ====           ====

         As of April 30, 2004, $3,850 of contributions have been made to pension and other postretirement benefit plans. The Company anticipates contributing an additional $4,179 to fund the pension and other postretirement benefit plans in 2004 for a total of $8,029.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

         Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's 2003 Annual Report to Shareholders into the Company's Annual Report on Form 10-K for the period ended October 31, 2003 for a discussion of the critical accounting policies which we believe are most difficult, subjective or complex.

         The following analysis should be read in this context.

RESULTS OF OPERATIONS

         Consolidated net revenues from continuing operations increased $85.1 million, or 68.0%, to $210.1 million in the second quarter of 2004 compared to $125.0 million in the second quarter of 2003. The increase was primarily due to the inclusion of the results of the Company's most recent acquisitions combined with solid organic revenue growth. Technical and Management Services Corporation (TAMSCO), Engineered Environments, Inc.
(EEI) and Pivotal Power Inc. (Pivotal Power), each acquired within the past twelve months, generated net revenues (prior to the exclusion of intersegment revenues) of $59.3 million, $2.7 million and $2.0 million, respectively, during the second quarter of 2004. All other operating subsidiaries contributed a combined 16.9% increase in net revenues during the quarter. Gross profit from continuing operations for the three months ended April 30, 2004 increased $23.6 million, or 79.3%, to $53.4 million (25.4% of consolidated net revenues) from $29.8 million (23.8% of consolidated net revenues) in the comparable 2003 period. Contributions from the above recent acquisitions totaling $7.2 million, coupled with higher revenues and overall improved gross margins at existing business units, primarily within the Support Systems segment, drove the increase in gross profit. Selling, general and administrative expense from continuing operations increased $8.9 million, or 61.7%, in the second quarter of 2004 to $23.4 million (11.1% of consolidated net revenues) from $14.5 million (11.6% of consolidated net revenues) in the second quarter of 2003. Selling, general and administrative expense for TAMSCO, EEI and Pivotal Power accounted for $7.4 million of the $8.9 million increase. During the second quarter of 2003, the Company recorded a restructuring expense of $1.2 million related to its plan to relocate electronics assembly work performed at the Company's Sanford, Florida facility of its Systems & Electronics Inc.
(SEI) subsidiary to alternate SEI facilities. As a result of the above, operating income from continuing operations increased $15.9 million, or 112.4%, in the quarter ended April 30, 2004 to $30.0 million from $14.1 million in the second quarter of 2003.

         Consolidated net revenues from continuing operations increased $158.5 million, or 64.3%, to $405.3 million in the six months ended April 30, 2004 compared to $246.7 million in the first half of 2003. This increase was primarily due to the inclusion of the results of the Company's most recent acquisitions combined with solid organic revenue growth. TAMSCO, EEI and Pivotal Power generated net revenues (prior to the exclusion of intersegment revenues) of $114.6 million, $7.1 million and $3.1 million, respectively, during the six months ended April 30, 2004. All other operating subsidiaries contributed a combined 13.7% increase in net revenues during the first half of 2004. Gross profit from continuing operations for the six months ended April 30, 2004 increased $42.8 million, or 75.1%, to $99.7 million (24.6% of consolidated net revenues) from $56.9 million (23.1% of consolidated net revenues) in the comparable 2004 period.

Again, contributions from the acquisitions of TAMSCO, EEI and Pivotal Power totaling $15.9 million, along with higher revenues and overall improved gross margins at existing business units, primarily within the Support Systems segment, drove the increase in gross profit. Selling, general and administrative expense from continuing operations increased $16.0 million, or 58.5%, in the six months ended April 30, 2004 to $43.4 million (10.7% of consolidated net revenues) from $27.4 million (11.1% of consolidated net revenues) in the first half of 2003. Selling, general and administrative expense for TAMSCO, EEI and Pivotal Power accounted for $11.8 million of the $16.0 million increase. During the second quarter of 2003, the Company recorded a restructuring expense of $1.2 million related to its plan to relocate electronics assembly work performed at the Company's Sanford, Florida facility of its Systems & Electronics Inc. (SEI) subsidiary to alternate SEI facilities. As a result of the above, operating income from continuing operations increased $27.9 million, or 98.3%, in the six months ended April 30, 2004 to $55.4 million from $28.3 million in the first half of 2003.

         SUPPORT SYSTEMS. Net revenues in the second quarter of 2004 for the Support Systems segment totaled $130.0 million compared to $101.0 million (prior to the elimination of intersegment revenues in each period) for the same period in the prior year, a 28.7% increase. The improved results reflect the inclusion of a combined $4.7 million in net revenues from EEI and Pivotal Power during the second quarter and overall higher revenues at existing business units. Net organic revenue growth for the Support Systems segment during the second quarter totaled $25.3 million, an increase of 25.0%. The programs with the largest revenue gains during the quarter include $7.0 million from the Field Deployable Environmental Control Unit (FDECU), which is deployed extensively in worldwide U.S. military operations, and $18.2 million from the Manportable Surveillance and Target Acquisition Radar (MSTAR), which is serving a wide range of defense applications including base perimeter security. Comparatively lower revenue levels on the Tunner 60K Aircraft Cargo Loader/Transporter of $9.5 million partially offset these increases for the period. Gross profit for the segment increased by $18.1 million, or 76.4%, in the three months ended April 30, 2004 to $41.8 million (32.1% of segment revenues) from $23.7 million (23.4% of segment revenues) primarily on the strength of significant revenue increases. Quarterly operating income for the segment climbed to $28.3 million (21.8% of segment revenues) compared to $11.2 million (11.0% of segment revenues) last year. Incremental gross profit contributions, cost savings realized under the Company's facility rationalization initiatives and the absorption of corporate overhead costs by the Support Services business segment led to the improved results for the Support Systems segment.

         Net revenues in the six months ended April 30, 2004 for the Support Systems segment totaled $241.8 million compared to $197.8 million (prior to the elimination of intersegment revenues in each period) for the first six months of 2003. The improved results reflect the inclusion of a combined $10.2 million in net revenues from EEI and Pivotal Power during the six months ended April 30, 2004 and overall higher revenues at existing business units. Net organic revenue growth for the Support Systems segment during the first half of 2004 totaled $33.8 million, an increase of 17.1%. Again, significant revenue gains from the FDECU ($14.9 million) and MSTAR ($30.8 million) programs were prime contributors to this increase. Gross profit for the segment increased by $28.1, or 61.4%, in the six months ended April 30, 2004 to $73.9 million (30.5% of segment revenues) compared to $45.8 million (23.2% of segment revenues) last year primarily on the strength of significant revenue increases. Quarterly operating income for the segment increased to $47.3 million (19.6% of segment revenues) compared to $23.3 million (11.8% of segment revenues) in the prior year. Again, incremental gross profit contributions, cost savings realized under the Company's facility rationalization initiatives and the absorption of corporate overhead costs by the Support Services business segment led to the improved results for the Support Systems segment.

         SUPPORT SERVICES. Net revenues of the Support Services segment increased to $86.5 million, an increase of $61.8 million, or 249.4%, compared to $24.8 million (prior to the elimination of intersegment revenues in each period) for the second quarter of 2003, principally due the inclusion of results from TAMSCO ($59.3 million in revenues). TAMSCO's revenues were above previous forecasts by the Company primarily due to additional activity under the eight-year, $2.9 billion ceiling Rapid Response (R2) contract. Net organic revenue growth for the Support Services segment grew 10.1% during the second quarter. This growth was generated in spite of comparatively lower revenues from the Company's Deployable Power Generation and Distribution System (DPGDS) related to the timing of order receipt and delivery requirements. DPGDS revenues are anticipated to be significantly higher in the second half of 2004. Gross profit for the segment increased by $5.5 million, or 90.2%, in the three months ended April 30, 2004 to $11.6 million (13.5% of segment revenues) from $6.1 million (24.7% of segment revenues). Task orders awarded under the R2 contract for goods and services typically carry a lower fee, or mark-up, than those projects that contain a high level of labor content. The initial purchase price allocation for TAMSCO was based on preliminary information, which was subject to adjustment upon obtaining complete valuation information. During the second quarter of 2004, the Company obtained the final valuation report from an independent third party valuation firm of the assets acquired and adjustments assumed. As a result, the Company reclassified $29.9 million from goodwill, as recorded in the preliminary allocation, to acquired customer-related intangibles and recorded a $2.2 million non-cash charge in the quarter ended April 30, 2004 to reflect amortization expense from acquisition date. Segment operating income for the first quarter of 2004 totaled $1.7 million (1.9% of segment revenues) compared to $3.0 million (12.0% of segment revenues) in the same period last year.

         Net revenues for the Support Services segment increased to $175.7 million, an increase of $125.4 million, or 249.6%, compared to $50.3 million (prior to the elimination of intersegment revenues in each period) for the first half of 2003, principally due to the inclusion of results from TAMSCO ($114.6 million in revenues). TAMSCO's revenues for the six months ended April 30, 2004 were above Company forecasts primarily due to additional activity under the R2 contract. Net organic revenue growth for the Support Services segment grew 21.5% during the first six months of 2004, primarily as a result of Radian's security and asset protection service offerings and a significant increase in ESSIbuy revenues. Gross profit for the segment increased by $14.7 million, or 132.3%, in the six months ended April 30, 2004 to $25.8 million (14.7% of segment revenues) from $11.1 million (22.1% of segment revenues) in the prior year. Task orders awarded under the R2 contract typically carry a lower fee, or mark-up, than those projects that contain a high level of labor content.

Segment operating income for the first six months of 2004 totaled $8.9 million (5.1% of segment revenues) compared to $5.1 million (10.2% of segment revenues) in the same period last year.

         Net interest expense was approximately the same in both the second quarter of 2004 and of 2003, and increased by $0.2 million to $0.8 million in the six months ended April 30, 2004, reflecting comparable average borrowing levels during these periods as significant operating cash flows offset the financing requirements of acquisition activities. The effective income tax rate was 38.5% for the three and six month periods ended April 30, 2004 and was 39.0% for the three and six month periods ended April 30, 2003. As a result of the foregoing, net income from continuing operations increased 116.1% to $18.3 million (8.7% of consolidated net revenues) in the quarter ended April 30, 2004 as compared to $8.5 million (6.8% of consolidated net revenues) in the second quarter of 2003. For the six months ended April 30, 2004, net income from continuing operations increased 101.3% to $34.1 million (8.4% of consolidated net revenues) from $16.9 million (6.9% of consolidated net revenues) for the first half of 2003.

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

         Based on second quarter results, existing backlog and anticipated orders, the Company anticipates that 2004 revenues will approximate $840 million, and that earnings per share will approximate between $2.65 and $2.70.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         Effective April 23, 2003, the Company retired all borrowings under its existing credit facility and entered into a new bank agreement which provided a $125 million unsecured, revolving credit facility. Borrowings under the new agreement, which expires April 23, 2007, are subject to interest, at the Company's option, at either the Eurodollar rate plus an applicable margin or at the prime rate plus an applicable margin. The margin applicable to the Eurodollar rate varies from 0.875% to 1.625% and the margin applicable to the prime rate varies from 0.0% to 0.25% depending upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio). As of April 30, 2004, the Company had borrowings of $56.0 million against the revolving credit facility and a cash balance of $21.7 million.

         Effective December 5, 2003, the Company acquired all of the outstanding stock of Pivotal Power, Inc. (Pivotal Power), a supplier of high performance static power conversion equipment primarily to military customers. The purchase price of Pivotal Power, net of cash acquired, required $10.1 million in cash which the Company financed with short-term borrowings under its revolving credit facility.

         At April 30, 2004, the Company's working capital and ratio of current assets to current liabilities were $33.1 million and 1.19 to 1 as compared with $(30.1) million and 0.84 to 1 at October 31, 2003. The Company generated cash from continuing operations of $20.7 million in the six months ended April 30, 2004 as compared to generating $48.3 million of cash flow from continuing operations in the first six months of 2003. This decrease in operating cash flows was a result of a significant growth in accounts receivable and contract inventories relating to the Company's increasing revenue base and to the contractual requirements of certain programs. Investment in property, plant and equipment totaled $4.1 million and $5.3 million for the first six months of 2004 and 2003, respectively. The Company anticipates that capital expenditures in 2004 should not exceed $10.0 million.
Management believes that cash flow generated from operations, together with the available line of credit, will provide the necessary resources to meet the needs of the Company in the foreseeable future.

         There have been no material changes in the total contractual and contingent obligations included in the Company's annual report to shareholders for the year ended October 31, 2003.

BUSINESS AND MARKET CONSIDERATIONS

         Approximately 97% of consolidated net revenues from continuing operations for the six months ended April 30, 2004 were directly or indirectly derived from defense orders by the U.S. government and its agencies. As of April 30, 2004, the Company's funded backlog of orders totaled $695.1 million, with related customer options of an additional $775.3 million. These amounts compare to funded backlog of $533.4 million and related customer options of an additional $922.7 million as of October 31, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES.

         As of April 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

              31.1  Certification of Chief Executive Officer

              31.2  Certification of Chief Financial Officer

              32.1  Certification of Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

              32.2  Certification of Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  During the quarter ended April 30, 2004, the
              Company filed the following reports on Form 8-K:

              (1)   Form 8-K dated March 1, 2004
                    regarding release of the Company's financial results for the three months ended January 31, 2004

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ENGINEERED SUPPORT SYSTEMS, INC.
       Date: June 14, 2004
             -------------

                                                By: /s/ Gerald E. Daniels
                                                   ------------------------
                                                    Gerald E. Daniels
                                                    Vice Chairman and
                                                    Chief Executive Officer

       Date: June 14, 2004
             -------------

                                                By: /s/ Gary C. Gerhardt
                                                   ------------------------
                                                    Gary C. Gerhardt
                                                    Vice Chairman and Chief
                                                    Financial Officer