Form 10-Q
period 2004-07-31
ENGINEERED SUPPORT SYSTEMS INC
filed 2004-09-14
CIK 772891

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                  FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the nine months ended July 31, 2004         Commission file number 0-13880

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


      The number of shares of the Registrant's common stock, $.01 par value, outstanding at August 31, 2004 was 26,619,042.


                                           ENGINEERED SUPPORT SYSTEMS, INC.

                                                        INDEX

                                                                                                                Page
                                                                                                                ----
Part I - Financial Information

      Item 1. Financial Statements

         Condensed Consolidated Balance Sheets as of July 31, 2004 and
           October 31, 2003............................................................................           3

         Condensed Consolidated Statements of Income for the three and nine
           months ended July 31, 2004 and 2003.........................................................           4

         Condensed Consolidated Statements of Cash Flows for the three and
           nine months ended July 31, 2004 and 2003....................................................           5

         Notes to Condensed Consolidated Financial Statements..........................................           6

      Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................................................          16

      Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................          26

      Item 4. Controls and Procedures..................................................................          26

Part II - Other Information

      Items 1-6........................................................................................          27

Signatures.............................................................................................          28

Exhibits ..............................................................................................          29




                                    ENGINEERED SUPPORT SYSTEMS, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands, except per share amounts)

                                                                                 July 31       October 31
                                                                                  2004            2003
                                                                                ----------     ----------
                                                                               (Unaudited)
                                    ASSETS

        Current Assets
           Cash and cash equivalents                                            $ 14,273        $  2,880
           Accounts receivable                                                   110,743          90,805
           Contracts in process and inventories                                   76,793          50,959
           Deferred income taxes                                                   5,939           5,939
           Other current assets                                                    5,061           4,668
                                                                                --------        --------
              Total Current Assets                                               212,809         155,251

        Property, plant and equipment, less accumulated
          depreciation of $27,853 and $28,800                                     46,386          50,366
        Goodwill                                                                 172,200         191,332
        Acquired customer-related intangibles                                     36,123          11,049
        Deferred income taxes                                                      4,030           2,942
        Other assets                                                              13,401          11,303
                                                                                --------        --------
              Total Assets                                                      $484,949        $422,243
                                                                                ========        ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

        Current Liabilities
           Notes payable                                                        $ 27,000        $ 73,100
           Current maturities of long-term debt                                      317              90
           Accounts payable                                                       61,396          48,609
           Other current liabilities                                              43,777          63,565
                                                                                --------        --------
              Total Current Liabilities                                          132,490         185,364

        Long-term debt                                                               799
        Additional minimum pension liability                                      25,751          25,751
        Other liabilities                                                         13,424          13,961
        Shareholders' Equity
         Common stock, par value $.01 per share; 30,000
           shares authorized; 26,617 and 25,263 shares issued                        266             253
         Additional paid-in capital                                              147,024         106,512
         Retained earnings                                                       181,393         127,753
         Accumulated other comprehensive loss                                    (16,198)        (16,142)
                                                                                --------        --------
                                                                                 312,485         218,376
         Less treasury stock at cost, 0 and 561 shares                                            21,209
                                                                                --------        --------
                                                                                 312,485         197,167
                                                                                --------        --------
                  Total Liabilities and Shareholders' Equity                    $484,949        $422,243
                                                                                ========        ========


        See notes to condensed consolidated financial statements.

                                    ENGINEERED SUPPORT SYSTEMS, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (in thousands, except per share amounts)
                                               (UNAUDITED)

                                                             Three Months Ended       Nine Months Ended
                                                                   July 31                 July 31
                                                           ---------------------     --------------------
                                                             2004         2003         2004         2003
                                                           --------     --------     --------    --------
        Net revenues:
           Products                                        $155,179     $112,383     $419,317    $338,512
           Services                                          66,812       43,286      207,940      63,877
                                                           --------     --------     --------    --------
                                                            221,991      155,669      627,257     402,389
                                                           --------     --------     --------    --------
        Cost of revenues:
           Products                                         107,526       81,538      288,025     254,833
           Services                                          57,649       35,970      182,720      52,466
                                                           --------     --------     --------    --------
                                                            165,175      117,508      470,745     307,299
                                                           --------     --------     --------    --------

        Gross profit                                         56,816       38,161      156,512      95,090
        Selling, general and administrative expense          22,133       16,850       65,519      44,224
        Restructuring expense                                    (5)         449           61       1,642
        Gain (loss) on sale of assets                        (1,285)          11       (1,290)         17
                                                           --------     --------     --------    --------
        Operating income from continuing operations          33,403       20,873       89,642      49,241

        Interest expense                                       (156)        (632)      (1,159)     (1,359)
        Interest income                                          95          117          251         214
                                                           --------     --------     --------    --------

        Income from continuing operations                    33,342       20,358       88,734      48,096
        Income tax provision                                 12,836        7,942       34,162      18,760
                                                           --------     --------     --------    --------

        Net income from continuing operations                20,506       12,416       54,572      29,336
        Income from discontinued operations,
           net of income tax                                                                          294
                                                           --------     --------     --------    --------

        Net income                                         $ 20,506     $ 12,416     $ 54,572    $ 29,630
                                                           ========     ========     ========    ========

        Basic earnings per share:
           Continuing operations                           $   0.78     $   0.51     $   2.12    $   1.22
           Discontinued operations                                                                   0.01
                                                           --------     --------     --------    --------

              Total                                        $   0.78     $   0.51     $   2.12    $   1.23
                                                           ========     ========     ========    ========

        Diluted earnings per share:
         Continuing operations                             $   0.73     $   0.48     $   1.96    $   1.15
         Discontinued operations                                                                     0.01
                                                           --------     --------     --------    --------

              Total                                        $   0.73     $   0.48     $   1.96    $   1.16
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


                                         ENGINEERED SUPPORT SYSTEMS, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)
                                                    (UNAUDITED)

                                                                                           Nine Months Ended
                                                                                                July 31
                                                                                      ----------------------------
                                                                                        2004                2003
                                                                                      --------            --------
From operating activities:
   Net income from continuing operations                                              $ 54,572            $ 29,336
   Depreciation and amortization                                                         9,534               6,711
   (Gain) loss on sale of assets                                                         1,290                 (17)
                                                                                      --------            --------
      Cash provided before changes in operating
          assets and liabilities                                                        65,396              36,030
   Net (increase) decrease  in non-cash current assets                                 (42,105)             12,117
   Net increase in non-cash current liabilities                                            397              11,070
   Increase (decrease) in other assets                                                  (4,702)                991
                                                                                      --------            --------

      Net cash provided by continuing operations                                        18,986              60,208
      Net cash provided by discontinued operations                                                           1,821
                                                                                      --------            --------
      Net cash provided by operating activities                                         18,986              62,029
                                                                                      --------            --------

From investing activities:
   Purchase of TAMSCO, net of cash acquired                                             (7,440)            (77,385)
   Purchase of Pivotal, net of cash acquired                                           (10,064)
   Purchase of UPSI, net of cash acquired                                               (2,026)             (5,008)
   Purchase of EEI, net of cash acquired                                                   (99)
   Additions to property, plant and equipment                                           (6,228)             (8,420)
   Proceeds from sale of property, plant and equipment                                   5,674                  37
                                                                                      --------            --------

   Net cash used in continuing operations                                              (20,183)            (90,776)
   Net cash provided by discontinued operations                                                              3,696
                                                                                      --------            --------
   Net cash used in investing activities                                               (20,183)            (87,080)
                                                                                      --------            --------

From financing activities:
   Net borrowings (payments) under line-of-credit agreement                            (46,100)             68,000
   Payments of long-term debt                                                             (182)            (42,023)
   Proceeds of long-term debt                                                              378
   Purchase of treasury stock                                                                                 (557)
   Exercise of stock options                                                            56,331               9,997
   Issuance of common stock to employee stock purchase plan                              3,076               1,727
   Cash dividends                                                                         (932)               (580)
                                                                                      --------            --------

      Net cash provided by continuing operations                                        12,571              36,564
      Net cash used in discontinued operations
                                                                                      --------            --------
      Net cash provided by financing activities                                         12,571              36,564
                                                                                      --------            --------

Effect of exchange rate changes on cash                                                     19
                                                                                      --------            --------
Net increase in cash and cash equivalents                                               11,393              11,513

Cash and cash equivalents at beginning of period                                         2,880               4,793
                                                                                      --------            --------

Cash and cash equivalents at end of period                                            $ 14,273            $ 16,306
                                                                                      ========            ========

See notes to condensed consolidated financial statements.


                      ENGINEERED SUPPORT SYSTEMS, INC.
                       NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS (UNAUDITED)
                  (in thousands, except per share amounts)
                                JULY 31, 2004

NOTE A - BASIS OF PRESENTATION

       The accompanying condensed consolidated financial statements have been prepared by Engineered Support Systems, Inc. (the Company) without audit and include the accounts of the Company and its wholly-owned subsidiaries. These subsidiaries are organized within the Company's two business segments: Support Systems and Support Services. The Support Systems segment includes the operations of Systems & Electronics Inc. (SEI), Keco Industries, Inc. (Keco), Engineered Air Systems, Inc. (Engineered Air), Engineered Coil Company, d/b/a Marlo Coil (Marlo Coil), Engineered Electric Company d/b/a Fermont (Fermont), Universal Power Systems, Inc. (UPSI), Engineered Environments, Inc. (EEI), and Pivotal Power Inc. (Pivotal Power). The Support Services segment includes the operations of Technical and Management Services Corporation (TAMSCO), Radian, Inc. (Radian) and ESSIbuy.com, Inc. (ESSIbuy). In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In December 2003, the FASB issued a revision to Interpretation 46 (FIN 46R) to clarify some of the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," and to exempt certain entities from its requirements. The adoption of FIN 46R has not had a material impact on the Company's financial statements as it does not maintain any of the interests governed by this pronouncement.

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

       Basic earnings per share for the three months ended July 31, 2004 and 2003 is based on average basic common shares outstanding of 26,345 and 24,257, respectively. Diluted earnings per share for the three months ended July 31, 2004 and 2003 is based on average diluted common shares outstanding of 28,066 and 25,791, respectively.

       Basic earnings per share for the nine months ended July 31, 2004 and 2003 is based on average basic common shares outstanding of 25,777 and 24,081, respectively. Diluted earnings per share for the nine months ended July 31, 2004 and 2003 is based on average diluted common shares outstanding of 27,819 and 25,524, respectively.

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

                                                                   Three Months Ended          Nine Months Ended
                                                                        July 31                     July 31
                                                                     2004         2003           2004        2003
                                                                  -------      -------        -------     -------
Reported net income from continuing operations                    $20,506      $12,416        $54,572     $29,336
Total stock-based employee compensation expense
   determined under the fair value method for all stock
   option awards, net of income tax                                 1,936                       2,502         653
                                                                  -------      -------        -------     -------
Pro forma net income from continuing operations                   $18,570      $12,416        $52,070     $28,683
                                                                  =======      =======        =======     =======
Earnings per share from continuing operations:
  Basic - as reported                                             $  0.78      $  0.51        $  2.12     $  1.22
                                                                  =======      =======        =======     =======
  Basic - pro forma                                               $  0.70      $  0.51        $  2.02     $  1.19
                                                                  =======      =======        =======     =======
  Diluted - as reported                                           $  0.73      $  0.48        $  1.96     $  1.15
                                                                  =======      =======        =======     =======
  Diluted - pro forma                                             $  0.66      $  0.48        $  1.87     $  1.12
                                                                  =======      =======        =======     =======


       Historically, options granted have been fully vested at grant date. The fair value of options at the grant date was estimated using the Black-Scholes model with the following weighted average assumptions for the three and nine months ended July 31, 2004 and 2003: an expected life of 1.5 years, volatility of 36% and 51%, a dividend yield of 0.12% and 0.16% and a risk-free interest rate of 3.25% and 3.74%, respectively. The weighted average fair value of options granted in the three and nine months ended July 31, 2004 and 2003 was $7.55 and $5.11, respectively.

NOTE D - ACQUISITIONS

       On May 1, 2003, the Company acquired all of the outstanding common stock of TAMSCO, a provider of information technology logistics and digitization services and a designer and integrator of telecommunication systems primarily for the U.S. Department of Defense (DoD). The purchase price was approximately $71.1 million, which is net of $0.1 million of cash acquired. Approximately $1.1 million of the purchase price has not yet been paid subject to final collection of accounts receivable. In connection with this transaction, the Company also assumed and paid $14.9 million of TAMSCO indebtedness. The purchase of TAMSCO, net of cash acquired, totals $84.9 million, which represents the $71.1 million purchase price plus assumed indebtedness of $14.9 million and less $1.1 million of purchase price not yet paid. ($84.9 million of purchase price paid through July 31, 2004 represents $77.4 million paid during the Company's year ended October 31, 2003 plus an additional $7.5 million related to tax adjustments and accounts receivable collection, paid during the nine months ended July 31,
2004).

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

       The following unaudited pro forma summary presents the combined historical results of operations for the nine month period ended July 31, 2003 as adjusted to reflect the TAMSCO purchase transaction assuming the acquisition had occurred at November 1, 2002. These pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisition actually taken place on November 1, 2002, nor are they necessarily indicative of the combined results that may occur in the future.


                                                             Nine Months Ended
                                                               July 31, 2003
                                                             -----------------
       Net revenues                                              $482,343
                                                                 ========

       Net income from continuing operations                     $ 32,197
                                                                 ========

       Basic earnings per share from continuing
                   operations                                    $   1.34
                                                                 ========

       Diluted earnings per share from continuing
                   operations                                    $   1.26
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


NOTE E - OTHER COMPREHENSIVE INCOME

       A reconciliation of net income to other comprehensive income for the three and nine month periods ended July 31, 2004 and 2003 is as follows:

                                                     Three Months Ended             Nine Months Ended
                                                          July 31                        July 31
                                                   ----------------------        -----------------------
                                                    2004           2003           2004            2003
                                                    ----           ----           ----            ----
Net income                                         $20,506        $12,416        $54,572         $29,630

Other components of
   comprehensive
   income, net of tax:

   Currency translation adjustments                    166                           (56)
   Adjustments to fair value
      of derivatives                                                                                 177
                                                   -------        -------        -------         -------

Total comprehensive income                         $20,672        $12,416        $54,516         $29,807
                                                   =======        =======        =======         =======


NOTE F - INTANGIBLE ASSETS

       The following disclosure presents certain information on the Company's acquired intangible assets. All acquired intangible assets are being amortized over their estimated useful lives with no estimated residual values.

                                        Weighted Average
                                          Amortization           Gross            Accumulated             Net
                                            Period               Amount           Amortization           Amount
                                            ------               ------           ------------           ------
       Customer-related intangibles:
          July 31, 2004                    12.1 years            $45,159            $ 9,036              $36,123
          October 31, 2003                  5.4 years             15,300              4,251               11,049

       The amortization expense related to acquired intangible assets was $1,205 for the three months ended July 31, 2004 and $4,785 for the nine months ended July 31, 2004. Amortization expense related to acquired intangible assets totaled $710 for the three months ended July 31, 2003 and $2,130 for the nine months ended July 31, 2003. Related estimated amortization expense is $5,982 for the year ending October 31, 2004, $4,821 for the years ending October 31, 2005 and 2006, $4,453 for the year ending October 31, 2007 and approximately $1,800 for the years ending October 31, 2008 through October 31, 2018.


NOTE G - OPERATIONAL RESTRUCTURING

       During the quarter ended April 30, 2003, the Company announced a restructuring plan under which the electronics assembly work performed at the Company's Sanford, Florida facility of its SEI subsidiary would be relocated to alternate SEI facilities. Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities", applies to all disposal activities initiated after December 31, 2002 and prospectively nullifies EITF 94-3. SFAS 146 requires that a liability for employee termination costs associated with an exit or disposal activity be recognized when the liability is incurred. (EITF 94-3 had previously required that a liability for such costs be recognized at the date of the Company's commitment to an exit or disposal plan). The Company recorded expense related to this plan of $2.1 million during the year ended October 31, 2003, consisting of $1.2 million for severance and related benefits and $0.9 million for non-cash costs. The Company anticipates that it will record no additional restructuring expense related to this plan for periods ending after July 31, 2004. The plan involved the termination of 106 employees, all of which were terminated as of July 31, 2004.

       During the nine months ended July 31, 2004, the Company recorded the following costs in connection with this restructuring plan.

                                                Accrued at                                           Accrued at
                                                October 31                                             July 31
                                                   2003               Expensed         Utilized         2004
                                                   ----               --------         --------         ----
Severance and related benefits                    $ 983                $   61          $ 1,041         $    3
                                                  =====                ======          =======         ======


NOTE H - DISCONTINUED OPERATIONS

       During the quarter ended April 30, 2002, the Company formally adopted a plan to dispose of Engineered Specialty Plastics, Inc. (ESP), a wholly-owned subsidiary representing the entirety of the Plastic Products business segment. The Company completed the sale of ESP in the quarter ended April 30, 2003 to a private equity group. Consideration received by the Company included $4.1 million of cash, a $3.3 million two-year note from the buyers secured by the real property of ESP, and contingent consideration based upon ESP's future revenues, net of a $0.8 million working capital adjustment paid by the Company. In conjunction with the intended disposition of ESP, the Company had previously recorded an estimated loss on disposal of discontinued operations of $4.2 million during the year ended October 31, 2002 to reduce the carrying value of ESP's net assets to their estimated fair value less estimated selling costs. The completion of the sale resulted in an additional $0.2 million loss on disposal during the year ended October 31, 2003. The Company has reported the results of operations of ESP as discontinued operations for the nine month period ended July 31, 2003 in the Condensed Consolidated Statements of Income.


       Certain information with respect to the discontinued operations of ESP is as follows:

                                                                   Nine Months Ended
                                                                     July 31, 2003
                                                                   -----------------
       Net revenues                                                     $ 9,136
                                                                        =======


       Income from discontinued operations,
          net of income tax                                             $   294
                                                                        =======


NOTE I - NOTES PAYABLE

       Effective April 23, 2003, the Company retired all borrowings under its existing credit facility and entered into a new bank agreement which provided a $125 million unsecured, revolving credit facility. Borrowings under the new agreement, which expires April 23, 2007, are subject to interest, at the Company's option, at either the Eurodollar rate plus an applicable margin or at the prime rate plus an applicable margin. The margin applicable to the Eurodollar rate varies from 0.875% to 1.625% and the margin applicable to the prime rate varies from 0.0% to 0.25% depending upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio). As of July 31, 2004, the Company had borrowings of $27.0 million against the revolving credit facility at an average annual interest rate of 2.285%.

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

                                                                 July 31, 2004                October 31, 2003
                                                                 -------------                ----------------
       Raw materials                                                $ 2,072                       $ 2,669
       Work-in-process                                                4,375                         2,332
       Finished goods                                                   512                           185
       Inventories substantially applicable to
          government contracts in process, less
          progress payments of $77,375 and
          $55,010                                                    69,834                        45,773
                                                                    -------                       -------
                                                                    $76,793                       $50,959
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

       Total assets at July 31, 2004, by segment were $279,774 for Support Systems and $205,175 for Support Services. Goodwill by segment as of July 31, 2004 totaled $104,374 for Support Systems and $67,826 for Support Services.

       The differences in net revenues between the accompanying condensed consolidated statements of income and the reporting segment information as presented below are due to certain reclassifications made to categorize net revenues by their functional nature, as required, on the face of the financial statements.

                                                             Three Months Ended              Nine Months Ended
                                                                   July 31                        July 31
                                                           -----------------------        ------------------------
                                                             2004           2003            2004            2003
                                                             ----           ----            ----            ----
Net Revenues:
   Support Systems                                         $134,907       $ 92,143        $376,735        $289,943
   Support Services                                          96,064         65,601         271,721         115,841
   Intersegment Revenues                                     (8,980)        (2,075)        (21,199)         (3,395)
                                                           --------       --------        --------        --------
       Total                                               $221,991       $155,669        $627,257        $402,389
                                                           ========       ========        ========        ========

Operating Income from Continuing Operations:
   Support Systems                                         $ 24,317       $ 12,801        $ 71,634        $ 36,068
   Support Services                                           9,086          8,072          18,008          13,173
                                                           --------       --------        --------        --------
                                                             33,403         20,873          89,642          49,241
Interest expense, net                                           (61)          (515)           (908)         (1,145)
                                                           --------       --------        --------        --------
Income from continuing operations
     before income taxes                                   $ 33,342       $ 20,358        $ 88,734        $ 48,096
                                                           ========       ========        ========        ========


NOTE L - SHAREHOLDERS' EQUITY

       The following summary presents a reconciliation of total shareholders' equity from October 31, 2003 to July 31, 2004:


         Balance at October 31, 2003                             $197,167
         Comprehensive income:
            Net income                                             54,572
            Currency translation adjustments                          (56)
                                                                 --------
               Total comprehensive income                          54,516
                                                                 --------

         Cash dividends                                              (932)
         Exercise of stock options                                 56,331
         Issuance of common stock                                   3,705
         Issuance of treasury stock                                 1,698
                                                                 --------
         Balance at July 31, 2004                                $312,485
                                                                 ========


NOTE M - PENSION AND OTHER POSTRETIREMENT BENEFITS

       The following tables detail the amount of net periodic benefit cost recognized related to the Company's pension and other postretirement benefits for the three and nine month periods ended July 31, 2004 and 2003.

                                                                        Three Months Ended
                                                                             July 31
                                                      ------------------------------------------------------
                                                                                              Other
                                                         Pension Benefits            Postretirement Benefits
                                                      ----------------------         -----------------------
                                                       2004           2003            2004             2003
                                                       ----           ----            ----             ----
Service cost                                          $   706        $   639          $  71            $  90
Interest cost                                           1,743          1,443            169              235
Expected return on plan assets                         (1,823)        (1,433)
Amortization of prior service cost                         78             77
Actuarial loss                                            641            314            110              113
Other                                                                      8
                                                      -------        -------          -----            -----
                                                      $ 1,345        $ 1,048          $ 350            $ 438
                                                      =======        =======          =====            =====





                                                                        Nine Months Ended
                                                                             July 31
                                                      -----------------------------------------------------
                                                                                             Other
                                                         Pension Benefits           Postretirement Benefits
                                                      ----------------------        -----------------------
                                                       2004            2003           2004            2003
                                                       ----            ----           ----            ----
Service cost                                          $ 2,119        $ 1,728        $   212         $   208
Interest cost                                           5,228          3,951            507             544
Expected return on plan assets                         (5,470)        (3,947)
Amortization of prior service cost                        375            252
Actuarial loss                                          1,923            850            331             261
Other                                                                     23
                                                      -------        -------        -------         -------
                                                      $ 4,175        $ 2,857        $ 1,050         $ 1,013
                                                      =======        =======        =======         =======

         As of July 31, 2004, $6,179 of contributions have been made to pension and other postretirement benefit plans. The Company anticipates contributing an additional $1,950 to fund the pension and other postretirement benefit plans in 2004 for a total of $8,129.

NOTE N - CONTINGENCIES

         As discussed in Note H, the Company completed the sale of ESP, a wholly-owned subsidiary representing the entirety of the Plastic Products business segment, in the quarter ended April 30, 2003 to a private equity group (the Buyers). The Buyers subsequently alleged that the Company breached certain representations made under the related Stock Purchase Agreement (the Agreement) and are seeking $6.0 million in damages from the Company. Under the terms of the Agreement, this claim is subject to binding arbitration which the Company believes will be completed by April 30, 2005. The Company believes that this claim is without merit and that awarded damages, if any, will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

NOTE O - SUBSEQUENT EVENT

         In the quarter ending October 31, 2004, the Company recorded a charge of $5.0 million ($3.1 million on an after-tax basis) for severance and related benefit costs incurred in connection with the resignation of the Company's former Chief Executive Officer. Of this amount, approximately $4.2 million ($2.6 million on an after-tax basis) represents a non-cash charge associated with the extension of the exercise period of vested non-qualified stock options in accordance with FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation".


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

RESULTS OF OPERATIONS

       Consolidated net revenues from continuing operations increased $66.3 million, or 42.6%, to $222.0 million in the third quarter of 2004 compared to $155.7 million in the third quarter of 2003. The increase was primarily due to the inclusion of the results of the Company's most recent acquisitions combined with solid organic revenue growth. Engineered Environments, Inc. (EEI) and Pivotal Power Inc. (Pivotal Power), each acquired within the past twelve months, generated net revenues (prior to the exclusion of intersegment revenues) of $3.0 million and $2.5 million, respectively, during the third quarter of 2004. All other operating subsidiaries contributed a combined 39.1% increase in net revenues during the quarter. Gross profit from continuing operations for the three months ended July 31, 2004 increased $18.6 million, or 48.9%, to $56.8 million (25.6% of consolidated net revenues) from $38.2 million (24.5% of consolidated net revenues) in the comparable 2003 period. Gross profit from the above recent acquisitions totaled $2.2 million. Revenue growth of $60.8 million at previously existing operations, coupled with improved gross margins at these existing operations, primarily within the Support Systems segment, drove the additional $16.4 million increase in gross profit. Selling, general and administrative expense from continuing operations increased $5.2 million, or 30.8%, in the third quarter of 2004 to $22.1 million (10.0% of consolidated net revenues) from $16.9 million (10.8% of consolidated net revenues) in the third quarter of 2003. Selling, general and administrative expense for EEI and Pivotal Power accounted for $1.5 million of the $5.2 million increase. Primarily as a result of the sale of its Blue Ash, Ohio and Sanford, Florida facilities, the Company realized a loss on sale of assets of $1.3 million in the third quarter of 2004. As a result of the above, operating income from continuing operations increased $12.5 million, or 60.0%, in the quarter ended July 31, 2004 to $33.4 million from $20.9 million in the third quarter of 2003.

       Consolidated net revenues from continuing operations increased $224.9 million, or 55.9%, to $627.3 million in the nine months ended July 31, 2004 compared to $402.4 million in the first three quarters of 2003. This increase was primarily due to the inclusion of the results of the Company's most recent acquisitions combined with solid organic revenue growth. TAMSCO (acquired May 1, 2003) contributed incremental net revenues of $114.6 (prior to the exclusion of intersegment revenues) while EEI and Pivotal Power generated net revenues (prior to the exclusion of intersegment revenues) of $10.0 million and $5.7 million, respectively, during the nine months ended July 31, 2004. All other operating subsidiaries contributed a combined 23.5% increase in net revenues during the first three quarters of 2004. Gross profit from continuing operations for the nine months ended July 31, 2004 increased $61.4 million, or 64.6%, to $156.5 million (25.0% of consolidated net revenues) from $95.1 million (23.6% of consolidated net revenues) in the comparable 2003 period. Gross profit from the acquisitions of


TAMSCO, EEI and Pivotal Power totaled $18.1 million. Revenue growth of $94.6 million at previously existing operations, coupled with improved gross margins at these existing operations, primarily within the Support Systems segment, drove the additional $43.3 million increase in gross profit. Selling, general and administrative expense from continuing operations increased $21.3 million, or 48.2%, in the nine months ended July 31, 2004 to $65.5 million (10.4% of consolidated net revenues) from $44.2 million (11.0% of consolidated net revenues) in the first nine months of 2003. Selling, general and administrative expense for TAMSCO, EEI and Pivotal Power accounted for $11.1 million of the $21.3 million increase. During the first three quarters of 2003, the Company recorded a restructuring expense of $1.6 million related to its plan to relocate electronics assembly work performed at the Company's Sanford, Florida facility of its Systems & Electronics Inc.
(SEI) subsidiary to alternate SEI facilities. Primarily as a result of the sale of its Blue Ash, Ohio and Sanford, Florida facilities, the Company realized a loss on sale of assets of $1.3 million for the nine months ended July 31, 2004. As a result of the above, operating income from continuing operations increased $40.4 million, or 82.0%, in the nine months ended July 31, 2004 to $89.6 million from $49.2 million in the first nine months of 2003.

       SUPPORT SYSTEMS. Net revenues in the third quarter of 2004 for the Support Systems segment totaled $134.9 million compared to $92.1 million (prior to the elimination of intersegment revenues in each period) for the same period in the prior year, a 46.4% increase. The improved results reflect the inclusion of a combined $5.5 million in net revenues from EEI and Pivotal Power during the third quarter and net organic revenue growth for existing operations within the Support Systems segment of $37.3 million, an increase of 40.5%. The programs with the largest revenue gains during the quarter include $21.0 million from the Manportable Surveillance and Target Acquisition Radar (MSTAR), which is serving a wide range of defense applications including base perimeter security and $3.9 million from the M1000 Heavy Equipment Transporters which are being refurbished after their recent battlefield deployment, as well as a variety of other military support equipment. Gross profit for the segment increased by $15.0 million, or 60.4%, in the three months ended July 31, 2004 to $39.9 million (29.6% of segment revenues) from $24.9 million (27.0% of segment revenues) primarily on the strength of significant revenue increases. Primarily as a result of the sale of its Blue Ash, Ohio and Sanford, Florida facilities, the Company realized a loss on sale of assets of $1.3 million for the quarter ended July 31, 2004. Quarterly operating income for the segment climbed to $24.3 million (18.0% of segment revenues) compared to $12.8 million (13.9% of segment revenues) last year. Incremental gross profit contributions, cost savings realized under the Company's facility rationalization initiatives and the absorption of corporate overhead costs by the Support Services business segment led to the improved results for the Support Systems segment.

         Net revenues in the nine months ended July 31, 2004 for the Support Systems segment totaled $376.7 million compared to $289.9 million (prior to the elimination of intersegment revenues in each period) for the first nine months of 2003. The improved results reflect the inclusion of a combined $15.7 million in net revenues from EEI and Pivotal Power during the nine months ended July 31, 2004 and overall higher revenues at existing business units. Net organic revenue growth for the Support Systems segment during the first nine months of 2004 totaled $71.1 million, an increase of 24.5%. Significant revenue gains from the MSTAR ($51.8 million) and the Field Deployable Environmental Control Unit (FDECU) ($14.9 million) programs were prime contributors to this increase. Comparatively lower revenue levels on the Tunner 60K Aircraft Cargo


Loader / Transporter of $11.6 million partially offset these increases for the nine month period. Gross profit for the segment increased by $43.1, or 60.9%, in the nine months ended July 31, 2004 to $113.8 million (30.2% of segment revenues) compared to $70.7 million (24.4% of segment revenues) last year primarily on the strength of significant revenue increases. Both the MSTAR and FDECU programs discussed above carry higher gross margins than the overall Support Systems segment product portfolio. Primarily as a result of the sale of its Blue Ash, Ohio and Sanford, Florida facilities, the Company realized a loss on sale of assets of $1.3 million for the nine months ended July 31, 2004. Quarterly operating income for the segment increased to $71.6 million (19.0% of segment revenues) compared to $36.1 million (12.4% of segment revenues) in the prior year. Again, incremental gross profit contributions, cost savings realized under the Company's facility rationalization initiatives and an increased allocation of corporate overhead costs to the Support Services business segment, as a result of the TAMSCO acquisition, led to the improved results for the Support Systems segment.

       SUPPORT SERVICES. Net revenues for the Support Services segment increased to $96.1 million, an increase of $30.5 million, or 46.4%, compared to $65.6 million (prior to the elimination of intersegment revenues in each period) for the third quarter of 2003, due to the emergence of significant internal growth opportunities in several business areas. In particular, satellite telecommunications support for deployed forces remained robust, several security system integration projects were ongoing and work on vehicle uparmor kits commenced during the third quarter. Net organic revenue growth for the Support Services segment was 46.4% during the third quarter. Gross profit for the segment increased by $3.6 million, or 27.4%, in the three months ended July 31, 2004 to $16.9 million (17.6% of segment revenues) from $13.3 million (20.2% of segment revenues). Task orders awarded under the R2 contract for goods and services typically carry a lower fee, or mark-up, than those projects that contain a high level of labor content. Segment operating income for the third quarter of 2004 totaled $9.1 million (9.5% of segment revenues) compared to $8.1 million (12.3% of segment revenues) in the same period last year.

       Net revenues for the Support Services segment increased to $271.7 million, an increase of $155.9 million, or 134.6%, compared to $115.8 million (prior to the elimination of intersegment revenues in each period) for the first nine months of 2003, principally due to the inclusion of results from TAMSCO ($114.6 million in incremental revenues). TAMSCO's revenues for the nine months ended July 31, 2004 were above Company forecasts primarily due to additional activity under the R2 contract. Net organic revenue growth for the Support Services segment was 135.7% during the first nine months of 2004, primarily as a result of Radian's Up-Armor contract ($12.8 million), as well as its security and asset protection service offerings, and a $7.3 million increase in ESSIbuy revenues. Gross profit for the segment increased by $18.3 million, or 75.2%, in the nine months ended July 31, 2004 to $42.7 million (15.7% of segment revenues) from $24.4 million (21.1% of segment revenues) in the prior year. Task orders awarded under the R2 contract typically carry a lower fee, or mark-up, than those projects that contain a high level of labor content. The initial purchase price allocation for TAMSCO was based on preliminary information, which was subject to adjustment upon obtaining complete valuation information. During the second quarter of 2004, the Company obtained the final valuation report from an independent third party valuation firm of the assets acquired and adjustments assumed. As a result, the Company reclassified $29.9 million from goodwill, as recorded in the preliminary allocation, to acquired customer-related intangibles and recorded a $2.2 million non-cash charge in the quarter ended April 30, 2004 to reflect amortization expense from acquisition date and $0.5 million in the quarter ended July 31, 2004. Segment operating income for the first nine months of 2004 totaled $18.0 million (6.6% of segment revenues) compared to $13.2 million (11.4% of segment revenues) in the same period last year.

       CONSOLIDATED RESULTS OF OPERATIONS. Net interest expense decreased by $0.4 million to $0.1 million in the third quarter of 2004, and decreased by $0.2 million to $0.9 million in the nine months ended July 31, 2004, reflecting slightly higher average borrowing levels in 2004 offset by decreased interest rates in the credit facility. The effective income tax rate was 38.5% for the three and nine month periods ended July 31, 2004 and was 39% for the three and nine month periods ended July 31, 2003. This reduction is primarily a result of the Company's ongoing state income tax reduction initiatives. As a result of the foregoing, net income from continuing operations increased 63.8 % to $33.3 million (15.0% of consolidated net revenues) in the quarter ended July 31, 2004 as compared to $20.4 million (13.1% of consolidated net revenues) in the third quarter of 2003. For the nine months ended July 31, 2004, net income from continuing operations increased 84.5% to $88.7 million (14.1% of consolidated net revenues) from $48.1 million (12.0% of consolidated net revenues) for the first nine months of 2003.

       During the second quarter of 2002, the Company formally adopted a plan to dispose of ESP. The Company completed the sale of ESP in the quarter ended April 30, 2003 to a private equity group. In conjunction with this plan, the Company recorded an estimated loss, net of income tax, of $4.2 million during the year ended October 31, 2002. The completion of the sale resulted in an additional $0.2 million loss on disposal during the year ended October 31, 2003.


       Based on third quarter results, existing backlog and anticipated orders, the Company anticipates that 2004 revenues will approximate $840 million, and that earnings per share will approximate between $2.65 and $2.70. These forecasts include the fourth quarter impact of a charge of $5.0 million ($3.1 million on an after-tax basis) for severance and related benefit costs incurred in connection with the resignation of the Company's former Chief Executive Officer. Of this amount, approximately $4.2 million ($2.6 million on an after-tax basis) represents a non-cash charge associated with the extension of the exercise period of vested non-qualified stock options in accordance with FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation."

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In December 2003, the FASB issued a revision to Interpretation 46 (FIN 46R) to clarify some of the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," and to exempt certain entities from its requirements. The adoption of FIN 46R has not had a material impact on the Company's financial statements as it does not maintain any of the interests governed by this pronouncement.


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

       Effective April 23, 2003, the Company retired all borrowings under its existing credit facility and entered into a new bank agreement which provided a $125 million unsecured, revolving credit facility. Borrowings under the new agreement, which expires April 23, 2007, are subject to interest, at the Company's option, at either the Eurodollar rate plus an applicable margin or at the prime rate plus an applicable margin. The margin applicable to the Eurodollar rate varies from 0.875% to 1.625% and the margin applicable to the prime rate varies from 0.0% to 0.25% depending upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio). As of July 31, 2004, the Company had borrowings of $27 million against the revolving credit facility, at an average annual interest rate of 2.285%, and a cash balance of $14.3 million.

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

       At July 31, 2004, the Company's working capital and ratio of current assets to current liabilities were $80.3 million and 1.61 to 1 as compared with $(30.1) million and 0.84 to 1 at October 31, 2003. The Company generated cash from continuing operations of $19.0 million in the nine months ended July 31, 2004 as compared to generating $60.2 million of cash flow from continuing operations in the first nine months of 2003. This decrease in operating cash flows was a result of a significant growth in accounts receivable and contract inventories relating to the Company's increasing revenue base and to the contractual requirements of certain programs. Investment in property, plant and equipment totaled $6.2 million and $8.4 million for the first nine months of 2004 and 2003, respectively. The Company anticipates that capital expenditures in 2004 should not exceed $10.0 million. Management believes that cash flow generated from operations, together with the available line of credit, will provide the necessary resources to meet the needs of the Company in the foreseeable future.


       During the nine months ended July 31, 2004 and 2003, the Company received proceeds of $56.3 million and $10.0 million related to the exercise of stock options.

       There have been no material changes in the total contractual and contingent obligations included in the Company's annual report to shareholders for the year ended October 31, 2003, except as follows. The Company completed the sale of ESP, a wholly-owned subsidiary representing the entirety of the Plastic Products business segment, in the quarter ended April 30, 2003 to a private equity group (the Buyers). The Buyers subsequently alleged that the Company breached certain representations made under the related Stock Purchase Agreement (the Agreement) and are seeking $6.0 million in damages from the Company. Under the terms of the Agreement, this claim is subject to binding arbitration which the Company believes will be completed by April 30, 2005. The Company believes that this claim is without merit and that awarded damages, if any, will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

BUSINESS AND MARKET CONSIDERATIONS

       Approximately 98% of consolidated net revenues from continuing operations for the nine months ended July 31, 2004 were directly or indirectly derived from defense orders by the U.S. government and its agencies. As of July 31, 2004, the Company's funded backlog of orders totaled $658.4 million, with related customer options of an additional $643.5 million. These amounts compare to funded backlog of $533.4 million and related customer options of an additional $922.7 million as of October 31, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES.

       As of July 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

       There have been no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.



                                   PART II
                              OTHER INFORMATION

Items 1-5. Not applicable.


Item 6. Exhibits and Reports on Form 8-K.

         (a)     Exhibits

                 11.     Statement Re: Computation of Earnings Per Share

                 31.1    Certification of Chief Executive Officer

                 31.2    Certification of Chief Financial Officer

                 32.1    Certification of Chief Executive Officer pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

                 32.2    Certification of Chief Financial Officer pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

         (b) During the quarter ended July 31, 2004, the Company filed the following reports on Form 8-K:

                 (1)     Form 8-K dated May 27, 2004
                         regarding release of the Company's
                         financial results for the three months
                         ended April 30, 2004



       SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ENGINEERED SUPPORT SYSTEMS, INC.

       Date: September 14, 2004
             ------------------
                                             By: /s/ Gerald A. Potthoff
                                                -----------------------
                                                Gerald A. Potthoff
                                                Vice Chairman, Chief Executive
                                                Officer and President

       Date: September 14, 2004
             ------------------
                                             By: /s/ Gary C. Gerhardt
                                                ---------------------
                                                Gary C. Gerhardt
                                                Vice Chairman and Chief
                                                Financial Officer