Form 10-K
period 2004-10-31
ENGINEERED SUPPORT SYSTEMS INC
filed 2005-01-14
CIK 772891

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For the year ended October 31, 2004             Commission file number 0-13880

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

                                               Name of each exchange on
     Title of each class                           which registered
     -------------------                       ------------------------

Common stock, $.01 par value                        Nasdaq National
                                                     Market System

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

Yes X  No   .
   ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                                   ---

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes X  No   .
   ---   ---

         Based on the closing price on December 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,241,347,000.

         The number of shares of the Registrant's common stock, $.01 par value, outstanding at December 31, 2004 was 26,837,381.

                     DOCUMENTS INCORPORATED BY REFERENCE

         Parts I and II incorporate by reference portions of the Engineered Support Systems, Inc. Annual Report to Shareholders (the Annual Report) for the year ended October 31, 2004. Part III incorporates by reference portions of the Engineered Support Systems, Inc. Proxy Statement for the Annual Shareholders Meeting to be held on March 1, 2005 (the Definitive Proxy Statement) to be filed within 120 days after the close of the year ended October 31, 2004.

                                   PART I

ITEM 1.           BUSINESS
-------           --------

         Engineered Support Systems, Inc. (the Company) is a holding company for twelve wholly-owned subsidiaries. These subsidiaries are organized within the Company's two business segments: Support Systems and Support Services. The Support Systems segment designs, engineers and manufactures integrated military electronics and other military support equipment primarily for the U.S. Department of Defense (DoD), as well as related heat transfer and air handling equipment for domestic commercial and industrial users, and material handling equipment primarily for the U.S. Postal Service. The Support Systems segment includes the operations of Systems & Electronics Inc. (SEI), Keco Industries, Inc. (Keco), Engineered Air Systems, Inc. (Engineered Air), Engineered Coil Company, d/b/a Marlo Coil (Marlo Coil), Engineered Electric Company, d/b/a Fermont (Fermont), Universal Power Systems, Inc. (UPSI), Engineered Environments, Inc. (EEi), Pivotal Power Inc. (Pivotal Power) and Prospective Computer Analysts Incorporated (PCA), which was acquired January 7, 2005. The Support Services segment provides engineering services, logistics and training services, advanced technology services, asset protection systems and services, telecommunication systems integration and information technology services primarily for the DoD. The Support Services segment includes the operations of Technical and Management Services Corporation (TAMSCO), Radian, Inc. (Radian) and ESSIbuy.com, Inc. (ESSIbuy). Substantially all revenues within these two segments are directly or indirectly derived from contracts with the DoD and certain foreign militaries.

         Engineered Air was incorporated under the laws of the State of Missouri on December 24, 1981 and acquired the assets of the Defense Systems Division of Allis-Chalmers Corporation on March 30, 1982. The Company was incorporated under the laws of the State of Missouri in December 1983, and exchanged all of its outstanding common stock for two-thirds of the common stock of Engineered Air held by the Company's founders. The Company purchased the remaining one-third of the common stock of Engineered Air in January 1984, effective as of November 1, 1983. The Company became a publicly owned corporation on August 21, 1985. On March 9, 1993, the Company purchased all of the outstanding stock of Associated Products, Inc. (subsequently changed to Engineered Specialty

Plastics, Inc.). Effective February 1, 1998, Engineered Coil Company acquired substantially all of the net assets of Nuclear Cooling, Inc., d/b/a Marlo Coil. On June 24, 1998, the Company acquired all of the outstanding common stock of Keco. On February 22, 1999, Engineered Electric Company acquired substantially all of the net assets of the Fermont Division of Dynamics Corporation of America, d/b/a Fermont. On September 30, 1999, the Company acquired all of the outstanding common stock of SEI. On May 10, 2002, the Company acquired all the outstanding common stock of Radian. On June 27, 2002, the Company acquired all the outstanding stock of UPSI. On May 1, 2003, the Company acquired all of the outstanding stock of TAMSCO. On September 24, 2003, the Company acquired all of the outstanding stock of EEi. On December 5, 2003, the Company acquired all of the outstanding stock of Pivotal Power. On January 7, 2005, the Company acquired all of the outstanding stock of PCA. Effective December 9, 2004, the Company entered into a definitive purchase agreement to acquire the membership interests of Spacelink International, LLC. This transaction is expected to close in February, 2005.

PRODUCTS

         Products within the Company's Support Systems segment include environmental control systems, load management and transport systems, power generation, distribution and conditioning systems, airborne radar systems, reconnaissance, surveillance and target acquisition systems, chemical and biological protection systems, petroleum and water distribution systems and other multipurpose military support equipment. The Support Services segment provides engineering services, logistics and training services, advanced technology services, asset protection systems and services, telecommunication systems integration and information technology services primarily for the DoD. The Support Services segment also provides certain power generation and distribution equipment and vehicle armor installation to the DoD.

         The sections in the Annual Report entitled "Business Segments within Continuing Operations" within Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note L of the
Consolidated Financial Statements are incorporated herein by reference.

ENGINEERING AND DESIGN

         As the Company has grown both internally and through acquisition, it has significantly increased its engineering capabilities. The Company currently has 965 people engaged in engineering activities that encompass advanced development, engineering research and development, product improvement and evolution, new product development, productionization, logistic and life cycle support, product re-engineering and support services. The Company's depth of engineering capabilities allows it to cover all phases of a project from conception to full-life cycle support.

         The majority of development activities are conducted pursuant to, and funded directly or indirectly through, DoD contracts in response to designated performance specifications. The Company's expenditures on internal research and development (IRAD) were approximately $4.3 million, $2.9 million and $1.8 million for the years ended October 31, 2004, 2003 and 2002, respectively. The Company anticipates that IRAD will approximate $5.0 million in fiscal year 2005. The Company also anticipates a significant increase in DoD contracted research and development (CRAD) in fiscal 2005 and beyond. The Company believes that its engineering expertise gives it a significant competitive advantage in the development of differentiated products.

         The Company's engineering expertise is complementary to the military markets it serves, primarily the environmental control, power, electronics, heavy mechanical and material handling, security, communications, service and logistical support markets. The Company has engineering capabilities in the areas of system design and analysis, electronic signal processing, power electronics, software, firmware, mechanical design, control, electro-mechanical, electro-optical, electro-chemical, acoustics, thermodynamics, fluid and air flow, fluid pumping, HVAC, liquid fuel combustion, chemical and biological hardened environmental control, filtration and decontamination, power system analysis, environmental control system analysis, stress analysis, water treatment analysis, water purification technology, radar, target acquisition systems, automatic test equipment, communication system analysis and all the logistic support disciplines to include reliability, maintainability, embedded diagnostics and prognostics, training and the development of web-based interactive electronic technical manuals (IETM). Company subsidiaries within the Support Services segment have engineering expertise in such diverse fields as re-engineering obsolete mechanical and electronic products, nano-hardened products, security system design, fuel cells and super critical reformation. The Company's engineering expertise has significant overlap throughout its operating subsidiaries, allowing it to leverage engineering personnel and technologies, and to function as an integrated team.

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

         Major marketing and business development efforts in fiscal 2005 can be segmented into four areas. The first will be increasing the Company's relationship with prime contractors. With continued emphasis from DoD for Lead System Integrators (LSI) and few companies qualifying for that role, the Company has developed marketing efforts to support specific companies in their LSI roles. Secondly, the Company will continue to engage with non-traditional military customers, including the Homeland Security, the Coast Guard and international markets. Thirdly, significant resources will be devoted to winning next generation programs in our traditional markets of power generation, environmental controls and sustainment systems. Finally, as the DoD moves to reset equipment used `in theatre', the Company will emphasize depot support initiatives that enable consistent and efficient refurbishment of equipment.

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

GOVERNMENT CONTRACTING

         The Company's government contracts are obtained through the DoD procurement process as governed by the Federal Acquisition Regulations and related regulations and agency supplements, and are typically fixed-price contracts. This means that the price is agreed upon before the contract is awarded and the Company assumes complete responsibility for any difference between estimated and actual costs.

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

         U.S. government contracts permit the U.S. government to unilaterally terminate these contracts at its convenience. In the event of such termination, the Company is entitled to reimbursement for certain expenditures and overhead as provided for in applicable U.S. government procurement regulations. Generally, this results in the contractor being reasonably compensated for work actually done, but not for anticipated profits. The U.S. government may also terminate contracts for cause if the Company fails to perform in strict accordance with contract terms. The Company has never had a contract terminated by the U.S. government for failure to perform in accordance with contract terms. Termination of, or elimination of appropriation for, a significant government contract could have a material adverse effect on the Company's business, financial condition and results of operations in subsequent periods. Similarly, U.S. government contracts typically permit the U.S. government to change, alter or modify the contract at its discretion. If the U.S. government were to exercise this right, the Company could be entitled to reimbursement of all allowable and allocable costs incurred in making the change plus a reasonable profit.

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

COMPETITION

         The markets for all of the Company's products and services are highly competitive. In order to obtain U.S. government contracts, the Company must comply with detailed and complex procurement procedures adopted by the DoD pursuant to regulations promulgated by the U.S. government. The regulations and procurement procedures are adopted to promote competitive bidding. In addition, the Company competes with a large number of suppliers to commercial and industrial air handling customers. In all phases of its operations, the Company competes in both performance and price with companies, some of which are considerably larger, more diversified and have greater financial resources than the Company.

BACKLOG

         The Company records its backlog as either funded or unfunded backlog. The Company's funded backlog was $588.1 million and $533.4 million as of October 31, 2004 and 2003, respectively. The Company's funded backlog is subject to fluctuations and is not necessarily indicative of future revenues. Funded backlog represents products or services that the customer has committed by contract to purchase from the Company. Unfunded backlog includes products or services that the customer has the option to purchase under contract with the Company, including, with respect to contracts which include a maximum amount purchasable by the customer thereunder, such maximum amount, and with respect to contracts without a specified maximum amount, the Company's estimate of the amount it expects the customer to purchase using the Best Estimated Quantity (BEQ) as a guide where a BEQ is specified. There are no commitments by the customer to purchase products or services included in unfunded backlog and there can be no assurance that any or all amounts included therein will generate revenue for the Company. Moreover, cancellations of purchase orders or reductions of product quantities or levels of service to be provided in existing contracts could substantially reduce the Company's funded backlog and, consequently, future net revenues. Failure of the Company to replace canceled or reduced backlog, whether funded or unfunded, could have a material adverse effect on the Company's business, financial condition and results of operations in subsequent periods.

         The following table summarizes funded and unfunded defense backlog (in millions) as of the indicated dates:

                                           Funded                Unfunded
                                      Defense Backlog         Defense Backlog
                                      ---------------         ---------------

         October 31, 2004                 $588.1                  $849.2
         October 31, 2003                  533.4                   922.8
         October 31, 2002                  350.1                   868.6
         October 31, 2001                  291.7                   681.8
         October 31, 2000                  307.3                   598.1

EMPLOYEES

         As of October 31, 2004, the Company employed 3,277 persons, of which 1,168 were engaged in manufacturing activities, 965 in engineering activities and 1,144 in services activities, office administration and management functions. District No. 9 of the International Association of Machinists and Aerospace Workers (AFL-CIO) represents 371 employees under a collective bargaining agreement, which expires March 21, 2008.

         The Company considers its overall employee relations to be satisfactory.

GEOGRAPHIC AREAS

         The following table summarizes the Company's net revenues attributed to the United States and to foreign countries:

     Year Ended           United              Foreign            Total
     October 31           States             Countries          Revenues
     ----------           ------             ---------          --------

        2004             $853,286             $30,344           $883,630
        2003              556,809              15,892            572,701
        2002              393,581              14,364            407,945

The Company attributes foreign net revenues based on the domicile of the purchaser of the product or service.

Of the $511.1 million in total Company assets as of October 31, 2004, $15.1 million were located in countries other than the U.S.

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

ITEM 2.           PROPERTIES
-------           ----------

         The Company conducts its business from 37 manufacturing, warehouse and office facilities.

             Location                                Description                   Square Footage
             --------                                -----------                   --------------

         West Plains, Missouri (1)                   Manufacturing/Office              422,000
         Florence, Kentucky (1)                      Manufacturing/Office              265,000
         St. Louis County, Missouri (1)              Subassembly/Office                256,000
         High Ridge, Missouri (1)                    Manufacturing/Office              185,000
         Bridgeport, Connecticut (1)                 Manufacturing/Office              109,000
         Halifax, Nova Scotia, Canada (2)            Manufacturing/Office               40,000
         Alexandria, Virginia (2)                    Office                             34,000
         Cincinnati, Ohio (1)                        Manufacturing/Office               31,000
         Bridgeport, Connecticut (2)                 Manufacturing                      26,000
         Polson, Montana (2)                         Manufacturing/Office               24,000
         Troy, Michigan (2)                          Office                             20,000
         St. Louis County, Missouri (1)              Manufacturing                      16,000
         Chantilly, Virginia (2)                     Office                             16,000
         Tinton Falls, New Jersey (2)                Office                             15,000
         St. Louis County, Missouri (2)              Warehouse                          14,000
         Calverton, Maryland (2)                     Office                             14,000
         Warner Robins, Georgia (2)                  Office                             13,000
         Fairborn, Ohio (2)                          Office                             13,000
         Warner Robins, Georgia (1)                  Office                             11,000
         Warner Robins, Georgia (2)                  Manufacturing/Office               11,000
         West Long, New Jersey (2)                   Office                              9,000
         Huntsville, Alabama (2)                     Office                              8,000
         Melbourne, Florida (2)                      Manufacturing/Office                8,000
         Newington, Virginia (2)                     Office                              6,000
         West Plains, Missouri (2)                   Warehouse                           5,000
         Cincinnati, Ohio (2)                        Manufacturing                       5,000
         Arlington, Virginia (2)                     Office                              4,000
         Petersburg, Virginia (2)                    Office                              4,000
         Garden City, New York (2)                   Office                              3,000
         East Lake, Ohio (2)                         Office                              3,000
         Fredericksburg, Virginia (2)                Office                              2,000
         Elizabeth City, North Carolina (2)          Office                              2,000
         Abington, Maryland (2)                      Office                              2,000
         Coronado, California (2)                    Office                              1,000
         Layton, Utah (2)                            Office                              1,000
         San Diego, California (2)                   Office                              1,000
         Shrewsbury, New Jersey (2)                  Office                              1,000

(1) - Owned
(2) - Leased

         The Company also leases certain other small product support and service facilities located throughout the United States and abroad. The Company believes that its current facilities are sufficient for the conduct of its current level of operations.

         The Company also owns a 171,000 square foot facility in St. Louis County, Missouri which it vacated during the year ended October 31, 2003. The carrying value of this property was adjusted during the year ended October 31, 2002 to reflect management's estimated loss on disposal.

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

         As discussed in Note E of the Consolidated Financial Statements, the Company completed the sale of ESP, a wholly-owned subsidiary, in the quarter ended April 30, 2003 to a private equity group (the Buyers). The Buyers subsequently alleged that the Company breached certain representations made under the related Stock Purchase Agreement (the Agreement) and are seeking $6.0 million in damages from the Company. Under the terms of the Agreement, this claim is subject to binding arbitration which the Company believes will be completed by April 30, 2005. The Company has denied liability and is defending the claim vigorously. The Company also believes that this claim is without merit and that awarded damages, if any, will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
-------           -----------------------------------------------

         A special meeting of the shareholders of the Company was held on September 15, 2004.

         The proposal to amend Article Three of the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 30,000,000 to 85,000,000 was approved. There were 19,492,051 votes for the proposal, 4,491,751 votes against the proposal and 12,799 votes representing abstentions.

         The proposal to approve the Engineered Support Systems, Inc. Executive Incentive Performance Plan was approved. There were 22,395,399 votes for the proposal, 1,562,097 votes against the proposal and 39,105 votes representing abstentions.

         The proposal to grant to the proxyholders the authority to vote in their discretion with respect to the approval of any proposal to postpone or adjourn the special meeting to a later date to solicit additional proxies in favor of the approval of the amendment of the Company's Articles of Incorporation and/or the approval of the Engineered Support Systems, Inc. Executive Incentive Performance Plan if there are not sufficient votes for approval of both proposals at the special meeting was not approved. There were 11,186,555 votes for the proposal, 12,293,111 votes against the proposal and 516,935 votes representing abstentions. However, this vote had no effect on the other actions taken by shareholders at the meeting.

                                   PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
-------           ----------------------------------------------------
                  SHAREHOLDER MATTERS
                  -------------------

         The Company's common stock trades on the Nasdaq Stock Market under the symbol EASI. The number of holders of common stock as of January 7, 2005 was approximately 45,300, including 350 shareholders of record and an estimated 44,950 persons or entities holding common stock in nominee name. The following table sets forth the high and low stock prices for each quarter as provided by the Nasdaq Stock Market, as adjusted to reflect a three-for-two stock split effected by the Company on October 31, 2003.

                                     14


                                               2004                             2003
                                      ----------------------           -----------------------
                                       High            Low              High             Low
                                       ----            ---              ----             ---
         QUARTER ENDED:
         January 31                   $61.93          $45.01           $26.60           $21.00
         April 30                      55.49           45.50            27.25            20.90
         July 31                       60.02           44.35            31.20            22.47
         October 31                    57.39           36.33            46.13            26.80

         The Company declared a dividend in the amount of $.018 per share payable January 31, 2005 to shareholders of record on December 31, 2004. The Company has paid a dividend of $.018 per share on a semi-annual basis during the last two fiscal years.

         On April 1, 2004, the Company issued 2,036 shares of the Company's common stock at the stock's then current market price in a private placement of securities under Section 4(2) of the Securities Act of 1933 to a consultant of the Company in exchange for services rendered.

         The information set forth under the caption "Equity Compensation Plan Information" in the Company's Definitive Proxy Statement is incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA
-------           -----------------------

         Selected financial data for each of the Company's last five fiscal years is as follows:

Year Ended October 31 (in thousands, except per share amounts)
                                                  2004           2003          2002         2001         2000
-----------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Net revenues                                  $  883,630     $  572,701     $  407,945     $365,198     $335,342
                                              ===================================================================

Operating income from continuing operations   $  123,296     $   72,616     $   48,599     $ 35,853     $ 30,165
                                              ===================================================================

Net income from continuing operations         $   75,909     $   43,283     $   27,666     $ 18,269     $ 12,711
Discontinued operations                                             125         (4,133)         307          329
                                              -------------------------------------------------------------------
Net income                                    $   75,909     $   43,408     $   23,533     $ 18,576     $ 13,040
                                              ===================================================================

Diluted shares outstanding                        27,866         25,838         24,314       22,824       20,433
                                              ===================================================================

Diluted earnings per share:
  Continuing operations                       $     2.72     $     1.68     $     1.14     $   0.80     $   0.62
                                              ===================================================================

    Total                                     $     2.72     $     1.68     $     0.97     $   0.81     $   0.64
                                              ===================================================================

Cash dividends declared per share             $     0.04     $     0.02     $     0.02     $   0.01     $   0.01
                                              ===================================================================


FINANCIAL POSITION AT YEAR END
Total assets                                  $  511,134     $  419,301     $  290,147     $240,435     $238,352
Total debt                                         1,121         73,190         55,000       63,738       96,797
Shareholders' equity                             336,956        197,167        134,857      109,392       78,500
                                              -------------------------------------------------------------------

Funded backlog                                $  588,061     $  533,439     $  350,063     $291,745     $307,274
Total backlog                                  1,437,218      1,456,174      1,218,706      973,552      905,421

         In order to analyze the comparability of the information reflected in the above selected financial data, Notes B, D and E of the Notes to Consolidated Financial Statements of the Annual Report are incorporated herein by reference.

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------           -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS
                  -------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------          ----------------------------------------------------------

         Market risks relating to the Company's operations result primarily from changes in interest rates. In order to manage this risk, the Company periodically converts its variable-rate debt to fixed rates via interest rate swaps. In November 2002, Company interest rate swaps on $23.6 million of variable-rate debt, matured. Given outstanding debt levels, significant cash flows and anticipated expenditures during fiscal years 2003 and 2004, Company management has not utilized interest rate swaps or other derivative contracts to hedge this risk since November 2002. Management does not believe its exposure to interest rate fluctuations has had, or will have, a significant impact on the Company's operations. A 10% increase in the Company's effective interest rate would have resulted in additional interest expense of $122 for the year ended October 31, 2004.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------           -------------------------------------------

The following sections of the Annual Report are incorporated by reference:

         Consolidated Balance Sheets at October 31, 2004 and 2003
         Consolidated Statements of Income for the years ended
           October 31, 2004, 2003 and 2002
         Consolidated Statements of Shareholders' Equity for the years ended October 31, 2004, 2003 and 2002
         Consolidated Statements of Cash Flows for the years
           ended October 31, 2004, 2003 and 2002
         Notes to Consolidated Financial Statements
         Report of Independent Registered Public Accounting Firm
         Supplemental Information

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------           -----------------------------------------------------------
                  AND FINANCIAL DISCLOSURES
                  -------------------------

         None.

ITEM 9A.          CONTROLS AND PROCEDURES
--------          -----------------------

         Gerald A. Potthoff, Vice Chairman, Chief Executive Officer and President, and Gary C. Gerhardt, Vice Chairman and Chief Financial Officer, evaluated the Company's disclosure controls and procedures as of October 31, 2004, the end of the Company's 2004 fiscal year, and determined that such controls and procedures were effective. They have also indicated that there were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                  PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------           --------------------------------------------------

         The information set forth under the captions "Election of Directors", "Director Meetings and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's Definitive Proxy Statement is incorporated herein by reference. Executive officers and key employees of the Company as of January 14, 2005 are as follows:

         Name                Age        Position
         ----                ---        --------
Michael F. Shanahan, Sr.      65        Chairman
Gerald A. Potthoff            64        Vice Chairman, Chief Executive Officer and President
Gary C. Gerhardt              59        Vice Chairman and Chief Financial Officer
Ronald W. Davis               58        President - Business Development
Nicholas R. Innerbichler      62        Group President - Support Services
Daniel A. Rodrigues           49        Group President - Support Systems
Larry K. Brewer               62        President - Washington D.C. Operations
Karen A. Bedell               45        Senior Vice President - Marketing and Strategic Planning
Dan D. Jura                   52        Senior Vice President - Sales
Ronald W. Hauser              58        Vice President - Strategy, Plans and Market Research
Allan K. Kaste                58        Vice President - Human Resources
Robert L. Klautzer            60        Vice President - Management Information Systems
Daniel E. Kreher              40        Vice President - Acquisitions and Investor Relations
Steven J. Landmann            45        Vice President - Finance & Controller
David D. Mattern              46        Secretary and General Counsel
John R. Wootton               57        Vice President - Advanced Development and Technology
David D. Burton               62        President (TAMSCO)
Thomas G. Cornwell            49        President (Engineered Air)
Joseph H. Creaghead           61        President (Keco)
Richard P. Dacey              63        President (Radian)
Frederic D. Knight            48        President (UPSI)
James T. Myrick               59        President (SEI)
Gerald A. Nicholson           58        President (Marlo Coil)
Thomas C. Santoro             51        President (Fermont)
Timothy J. Schneider          55        President (EEi)
Carlo M. Shimoon              43        President (Pivotal Power)
Frank A. Tricomi              59        President (ESSIbuy)
Edward H. Wenger              62        President (PCA)

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

         Gerald A. Potthoff has been Vice Chairman, Chief Executive Office and President of the Company since August 2004 and was President and Chief Operating Officer of the Company since 1999. Prior thereto, Mr. Potthoff served as President of Systems & Electronics Inc. from 1991 to 2000.

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

         Daniel A. Rodrigues was named Group President - Support Systems in 2002. Prior thereto, he served as President of SEI since 2000, as Senior Vice President and General Manager of SEI since 1999 and as its Vice President of Program Administration since 1995.

         Larry K. Brewer has been President - Washington D.C. Operations since 2003. Previously, he was Senior Vice President-Business Development of the Company since 2000. Prior thereto, he served SEI as Vice President-

Business Development since 1998, Vice President-Corporate Marketing & Washington DC Operations since 1997 and Vice President-Government Relations since 1995.

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

         Allan K. Kaste has been Vice President-Human Resources of the Company since 2000. He served as Vice President-Human Resources for SEI from 1994 to 2003.

         Robert L. Klautzer has been Vice President-Management Information Systems of the Company since 2000. He served as Vice President-Management Information Systems and Quality Assurance for SEI from 1997 to 2003.

         Daniel E. Kreher has been Vice President - Acquisitions and Investor Relations of the Company since 2003. Prior thereto, he served as Director - Acquisitions and Investor Relations since 1999. Prior thereto, he was Vice President - Finance and Administration of D&K Healthcare Resources, Inc. since 1996.

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

         John R. Wooton has been Vice President-Advanced Development and Technology of the Company since 2000. He served as Vice President-Technology for SEI since 1997 and, prior thereto, as its Director-Technology since 1994.

         David D. Burton was named President of TAMSCO in 2005. Prior thereto, he served TAMSCO as Vice President of Operations from 2003 and as Vice President of Strategic Planning from 2001. Prior to TAMSCO, he served as Director of Contracting for Warner Robins Air Force Base as a member of the Senior Executive Service.

         Thomas G. Cornwell has been President of Engineered Air since 2000. Prior thereto, he served as Director-Program Management for SEI since 1992.

         Joseph H. Creaghead has been President of Keco since 2002. Prior thereto, he was General Manager - Managing Director of Husco International Ltd since 1997.

         Richard P. Dacey has been President of Radian since 2002. Prior thereto, he served as its Executive Vice President and Chief Operating Officer since 1995 after a distinguished career with the U.S. Army.

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

         Thomas C. Santoro has been President of Fermont since 1995.

         Timothy J. Schneider has been President of EEi since 2004. Prior thereto, he served as Executive Vice President of EEi from 1997.

         Carlo M. Shimoon has been President of Pivotal Power since 2000. Prior thereto, he was President and Chief Executive Officer of Senstar Stellar from 1999 and President and Chief Executive Officer of Newhaven Media from 1995 to 1998.

         Frank A. Tricomi has been President of ESSIbuy since 2004. Prior thereto, he served as Director of ESSIbuy since 2000, and was Director of Program Management for EASI from 1996 to 2000.

         Edward H. Wenger has been President and Chief Executive Officer of Prospective Computer Analysts Incorporated, which he founded, since 1975.

CODE OF ETHICS
--------------

         The Company has a code of ethics which applies to the directors, officers, all other employees and contract workers of the Company and each of its subsidiaries. The Engineered Support Systems, Inc. Code of Business Ethics

and Conduct is available free of charge upon written request to Engineered Support Systems, Inc., Attention: Investor Relations, 201 Evans Lane, St. Louis, Missouri 63121, and is available on the Company's website at www.engineeredsupport.com.

ITEM 11.          EXECUTIVE COMPENSATION
--------          ----------------------

         The information set forth under the captions "Report of the Compensation Committee on Executive Compensation", "Employment Agreements", "Executive Compensation" and "Performance Graph" in the Company's Definitive Proxy Statement is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------          ---------------------------------------------------
                  MANAGEMENT
                  ----------

         The information set forth under the caption "Beneficial Ownership of Common Stock of the Company" and "Equity Compensation Plan Information" in the Definitive Proxy Statement is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------          ----------------------------------------------

         The information set forth under the caption "Related Party Transactions" in the Definitive Proxy Statement is incorporated herein by reference.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------          --------------------------------------

         Information appearing under "Relationship with Independent Public Accountants" and "Policy Regarding the Approval of Independent Auditor Provision of Audit and Non-Audit Services" in the Company's Definitive Proxy Statement is hereby incorporated by reference.

                                   PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
--------          --------------------------------------------

  (a)(1) Financial Statements.

         See Item 8 above.

     (2) The following financial statement schedule and accountants' report are included as Exhibit 99.3.

     Schedule II - Valuation and Qualifying Accounts - years ended October 31, 2004, 2003 and 2002

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

     (3) Exhibits.

         Lists of Exhibits (listed by numbers corresponding to exhibit table of Item 601 in regulation S-K)

         3.1      Articles of Incorporation of Engineered Support Systems,
                  Inc. (1)

         3.2      Amendment of Articles of Incorporation (5)

         3.3      Amended and Restated By-Laws of Engineered Support Systems,
                  Inc. (5)

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

         4.8 Engineered Support Systems, Inc. 2002 Stock Option Plan for Non-Employee Directors (11)

         4.9 Engineered Support Systems, Inc. 2002 Non-Executive Stock Option Plan (12)

         4.10     Engineered Support Systems, Inc. 2003 Stock Option Plan (13)

         4.11 Engineered Support Systems, Inc. 2003 Non-Executive Stock Option Plan (14)

         4.12     Engineered Support Systems, Inc. 2004 Stock Option Plan (16)

         4.13 Engineered Support Systems, Inc. 2004 Non-Executive Stock Option Plan (17)

         10.1     Employment Agreement with Michael F. Shanahan, Sr.

         10.2     Employment Agreement with Gerald A. Potthoff

         10.3     Employment Agreement with Gary C. Gerhardt

         10.4     Employment Agreement with Ronald W. Davis

         10.5     Form of Indemnification Agreement with Directors (2)

         10.6 Engineered Support Systems, Inc. Executive Incentive Performance Plan

         10.7 Purchase Agreement by and between Engineered Support Systems, Inc. and Spacelink International LLC, Spacelink International LTD and SatComSolutions LLC dated December 9, 2004

         10.8 Stock Purchase Agreement by and between Prospective Computer Analysts Incorporated, Edward Wenger, The Lauren Wenger 2004 GRAT, The Eric Wenger 2004 GRAT, the Mitchell Wenger 2004 GRAT and Engineered Support Systems, Inc.

         11       Statement Re: Computation of Earnings Per Share

         13 Engineered Support Systems, Inc. Annual Report for the year ended October 31, 2004 (the Annual Report). Except for the portions incorporated herein by reference as evidenced in the Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission and is not deemed filed as part of this 10-K

         21       Subsidiaries of Registrant

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

         99.1     Valuation and Qualifying Accounts (Schedule II)

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

               (5) This information is incorporated by reference from Form 10-K Annual Report filed on January 30, 2004.

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

              (15) This information is incorporated by reference form Form 10-Q/A Quarterly Report filed on June 19, 2003.

              (16) This information is incorporated by reference from Form S-8 registration statement, effective June 22, 2004, registration number 333-116743.

              (17) This information is incorporated by reference from Form S-8 registration statement, effective June 22, 2004, registration number 333-116744.

  (b) Exhibits

      See list of Exhibits in this Part IV, Item 15(a)(3) above.

  (c) Financial Statement Schedules

      See Part IV, Item 15(a)(2) above.

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ENGINEERED SUPPORT SYSTEMS, INC.

Dated:    January 14, 2005           By: /s/ Gary C. Gerhardt
        --------------------             -------------------------------------
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

        SIGNATURE                             TITLE                           DATE
        ---------                             -----                           ----

  /s/ Gerald A. Potthoff             Vice Chairman,                     January 14, 2005
--------------------------           Chief Executive Officer            ----------------
      GERALD A. POTTHOFF             and President (Principal
                                     Executive Officer)

  /s/ Gary C. Gerhardt               Vice Chairman and                  January 14, 2005
--------------------------           Chief Financial Officer            ----------------
      GARY C. GERHARDT               (Principal Financial
                                     Officer)

  /s/ Steven J. Landmann             Vice President - Finance           January 14, 2005
--------------------------           and Controller (Principal          ----------------
      STEVEN J. LANDMANN             Accounting Officer)

                                 SIGNATURES
                                 ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                             DIRECTORS
                                                             ---------

     /s/ Michael F. Shanahan, Sr.             January 14, 2005               /s/ Thomas J. Guilfoil               January 14, 2005
----------------------------------------      ----------------        -------------------------------------       ----------------
       MICHAEL F. SHANAHAN, SR.                                                THOMAS J. GUILFOIL


        /s/ Gerald A. Potthoff                January 14, 2005                  /s/ S. Lee Kling                  January 14, 2005
----------------------------------------      ----------------        -------------------------------------       ----------------
          GERALD A. POTTHOFF                                                      S. LEE KLING


         /s/ Gary C. Gerhardt                 January 14, 2005
----------------------------------------      ----------------        -------------------------------------       ----------------
           GARY C. GERHARDT                                                     KENNETH E. LEWI


          /s/ Ronald W. Davis                 January 14, 2005
----------------------------------------      ----------------        -------------------------------------       ----------------
            RONALD W. DAVIS                                                 CHARLES T. ROBERTON, JR.


         /s/ William H.T. Bush                January 14, 2005                /s/ Crosbie E. Saint                January 14, 2005
----------------------------------------      ----------------        -------------------------------------       ----------------
           WILLIAM H.T. BUSH                                                     CROSBIE E. SAINT


                                                                          /s/ Michael F. Shanahan, Jr.            January 14, 2005
----------------------------------------      ----------------        -------------------------------------       ----------------
          MICHAEL P.C. CARNS                                                MICHAEL F. SHANAHAN, JR.


          /s/ George E. Friel                 January 14, 2005                  /s/ Earl W. Wims                  January 14, 2005
----------------------------------------      ----------------        -------------------------------------       ----------------
            GEORGE E. FRIEL                                                       EARL W. WIMS

                      ENGINEERED SUPPORT SYSTEMS, INC.

                                EXHIBIT INDEX

Lists of Exhibits (listed by numbers corresponding to exhibit table of Item 601 in regulation S-K)

         3.1      Articles of Incorporation of Engineered Support Systems,
                  Inc. (1)

         3.2      Amendment of Articles of Incorporation (5)

         3.3      Amended and Restated By-Laws of Engineered Support Systems,
                  Inc. (5)

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

         4.8 Engineered Support Systems, Inc. 2002 Stock Option Plan for Non-Employee Directors (11)

         4.9 Engineered Support Systems, Inc. 2002 Non-Executive Stock Option Plan (12)

         4.10     Engineered Support Systems, Inc. 2003 Stock Option Plan (13)

         4.11 Engineered Support Systems, Inc. 2003 Non-Executive Stock Option Plan (14)

         4.12     Engineered Support Systems, Inc. 2004 Stock Option Plan (16)

         4.13 Engineered Support Systems, Inc. 2004 Non-Executive Stock Option Plan (17)

         10.1     Form of Employment Agreement with Michael F. Shanahan, Sr.

         10.2     Form of Employment Agreement with Gerald A. Potthoff

         10.3     Form of Employment Agreement with Gary C. Gerhardt

         10.4     Form of Employment Agreement with Ronald W. Davis

         10.5     Form of Indemnification Agreement with Directors (2)

         10.6 Engineered Support Systems, Inc. Executive Incentive Performance Plan

         10.7 Form of Purchase Agreement by and between Engineered Support Systems, Inc. and Spacelink International LLC, Spacelink International LTD and SatComSolutions LLC dated December 9, 2004

         10.8 Form of Stock Purchase Agreement by and between Prospective Computer Analysts Incorporated, Edward Wenger, The Lauren Wenger 2004 GRAT, The Eric Wenger 2004 GRAT, the Mitchell Wenger 2004 GRAT and Engineered Support Systems, Inc.

         11       Statement Re: Computation of Earnings Per Share

         13 Portions of Engineered Support Systems, Inc. Annual Report for the year ended October 31, 2004

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

         99.1     Valuation and Qualifying Accounts (Schedule II)

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

               (5) This information is incorporated by reference from Form 10-K Annual Report filed on January 30, 2004.

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

              (15) This information is incorporated by reference form Form 10-Q/A Quarterly Report filed on June 19, 2003.

              (16) This information is incorporated by reference from Form S-8 registration statement, effective June 22, 2004, registration number 333-116743.

              (17) This information is incorporated by reference from Form S-8 registration statement, effective June 22, 2004, registration number 333-116744.