Form 10-K/A
period 2004-10-31
ENGINEERED SUPPORT SYSTEMS INC
filed 2005-02-01
CIK 772891

                     SECURITIES AND EXCHANGE COMMISSION


                            Washington, DC 20549

                               AMENDMENT NO. 1
                                     ON
                                 FORM 10-K/A


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirement for the past 90 days.  Yes        No   X   .
                                                  -----     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   X
                                         -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes   X     No        .
    -----     -------


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

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/A amends the Annual
----------------
Report on Form 10-K for the year ended October 31, 2004 (the "Form 10-K") of Engineered Support Systems, Inc. (the "Company"), and is being filed solely for the purpose of: (a) filing an amended Exhibit 13, and (b) reporting certain information pursuant to Item 9B of Part II. As a result of these amendments, the certifications filed as Exhibits 31 and 32 in Item 15 have been re-executed as of the date of this Amendment No. 1 on Form 10-K/A.

This Amendment No. 1 on Form 10-K/A amends only the items stated above and does not otherwise update disclosures for events that occurred subsequent to the original filing date of the Form 10-K.



                                   PART II

ITEM 9B.          OTHER INFORMATION
--------          -----------------

         On November 1, 2004, the Company executed employment agreements with Michael F. Shanahan, Sr., Gerald A. Potthoff, Gary C. Gerhardt and Ronald W. Davis.

         Under the employment agreement with Michael F. Shanahan, Sr., Mr. Shanahan Sr. will serve as the Company's Chairman of the Board for a term of three years. Unless terminated by Mr. Shanahan upon not less than 90 days nor more than 120 days written notice to the Company, or by the Company, the employment agreement continues on a year-to-year basis. The current annual base salary under this agreement is $1,000,000 and Mr. Shanahan also receives an annual incentive bonus payment. If the agreement is terminated by the Company, for other than cause, Mr. Shanahan is entitled to termination pay equal to twice his total annual compensation (payable in 24 equal monthly payments) for the fiscal year of the Company ending immediately prior to the date of termination. Mr. Shanahan is prohibited from competing with the Company after termination during such time as he continues to receive compensation from the Company. The employment agreement further provides that he is entitled to an annual stock option award as determined by the Compensation Committee of the Board of Directors. The employment agreement also provides for deferred compensation to be paid in the event of the retirement, disability or death of Mr. Shanahan. For disability, the benefit is $52,500 per month for a maximum of 60 consecutive months. For retirement or death, the benefit is $52,500 per month for 24 months. In the event of a change in control of the Company, Mr. Shanahan is entitled to receive a lump sum cash payment in an amount equal to 2.99 times his average annual compensation for the prior five fiscal years of employment with the Company.

         Under the employment agreement with Gerald A. Potthoff, Mr. Potthoff will serve as Vice Chairman, Chief Executive Officer and President for a term of three years. Unless terminated by Mr. Potthoff upon not less than 90 days nor more than 120 days written notice to the Company, or by the Company, the employment agreement continues on a year-to-year basis. Under the terms of Mr. Potthoff's employment agreement, Mr. Potthoff is paid a base annual salary of $720,000 and receives an annual incentive bonus payment. The employment agreement also provides that he is entitled to receive an annual stock option award based on 15,000 shares of Company common stock. If the agreement is terminated by the Company, other than for cause, Mr. Potthoff is entitled to termination pay equal to his base salary upon the date of termination payable over 12 months. The agreement prohibits Mr. Potthoff from competing with the Company for a period of two years after termination. In the event of a change in control of the Company, Mr. Potthoff is entitled to receive a lump sum cash payment in an amount equal to 2.99 times his average compensation for the prior five fiscal years of employment with the Company.

         Under the employment agreement with Gary C. Gerhardt, Mr. Gerhardt will serve as Vice Chairman and Chief Financial Officer for a term of three years. Unless terminated by Mr. Gerhardt upon not less than 90 days nor more than 120 days written notice to the Company, or by the Company, the employment agreement continues on a year-to-year basis. Under the terms of Mr. Gerhardt's employment agreement, Mr. Gerhardt is paid a base annual salary of $500,000 and receives an annual incentive bonus payment. The employment agreement also provides that he is entitled to receive an annual stock option award based on 15,000 shares of Company common stock. If the agreement is terminated by the Company, other than for cause, Mr. Gerhardt is entitled to termination pay equal to his base salary upon the date of termination payable over 12 months. The agreement prohibits Mr. Gerhardt from competing with the Company for a period of two years after termination. In the event of a change in control of the Company, Mr. Gerhardt is entitled to receive a lump sum cash payment in an amount equal to 2.99 times his average annual compensation for the prior five fiscal years of employment with the Company.

         Under the employment agreement with Ronald W. Davis, Mr. Davis will serve as the Company's President, Business Development for a term of three years. Unless terminated by Mr. Davis upon not less than 90 days nor more than 120 days written notice to the Company, or by the Company, the employment agreement continues on a year-to-year basis. Under the terms of Mr. Davis' employment agreement, Mr. Davis is paid a base annual salary of $440,000 and receives an annual incentive bonus payment. The employment agreement also provides that he is entitled to receive an annual stock option award based on 15,000 shares of Company common stock. If the agreement is terminated by the Company, other than for cause, Mr. Davis is entitled to termination pay equal to his base salary upon the date of termination payable over 12 months. The agreement prohibits Mr. Davis from competing with the Company for a period of two years after termination. In the event of a change in control of the Company, Mr. Davis is entitled to receive a lump sum cash payment in an amount equal to 2.99 times his average annual compensation for the prior five fiscal years of employment with the Company.



                                   PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
--------          --------------------------------------------

(3)      Exhibits.

         Lists of Exhibits (listed by numbers corresponding to exhibit table of Item 601 in Regulation S-K)

         13 Portions of the Engineered Support Systems, Inc. Annual Report for the year ended October 31, 2004.

         23       Consent of PricewaterhouseCoopers LLP, Independent
                  Accountants

         31.1     Certification of Chief Executive Officer

         31.1     Certification of Chief Financial Officer

         32.1     Certification of Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

         32.2     Certification of Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

                                 SIGNATURES

         Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ENGINEERED SUPPORT SYSTEMS, INC.

Dated:  February 1, 2005                     By: /s/ Gary C. Gerhardt
                                                 -----------------------------
                                                 GARY C. GERHARDT
                                                 Vice Chairman and Chief
                                                  Financial Officer

                      ENGINEERED SUPPORT SYSTEMS, INC.

                                EXHIBIT INDEX


Lists of Exhibits (listed by numbers corresponding to exhibit table of Item 601 in Regulation S-K)

13 Portions of the Engineered Support Systems, Inc. Annual Report for the year ended October 31, 2004.

23       Consent of PricewaterhouseCoopers LLP, Independent Accountants

31.1     Certification of Chief Executive Officer

31.2     Certification of Chief Financial Officer

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002