Form 10-Q
period 2005-01-31
ENGINEERED SUPPORT SYSTEMS INC
filed 2005-03-14
CIK 772891

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                  FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the three months ended January 31, 2005     Commission file number 0-13880

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

         The number of shares of the Registrant's common stock, $.01 par value, outstanding at February 28, 2005 was 27,615,411.

                      ENGINEERED SUPPORT SYSTEMS, INC.

                                   INDEX

                                                                           Page
                                                                           ----
Part I - Financial Information

      Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of January 31, 2005 and
         October 31, 2004...................................................  3

         Condensed Consolidated Statements of Income for the three
         months ended January 31, 2005 and 2004.............................  4

         Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2005 and 2004.............................  5

         Notes to Condensed Consolidated Financial Statements ..............  6

      Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................. 15

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk... 21

      Item 4.  Controls and Procedures...................................... 21

Part II - Other Information

      Items 1-6 ............................................................ 22

Signatures ................................................................. 24

Exhibits

                                   PART I
                            FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  ENGINEERED SUPPORT SYSTEMS, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands, except per share amounts)

                                                                   January 31            October 31
                                                                     2005                   2004
                                                                  -----------            ----------
                                                                  (Unaudited)
                               ASSETS

Current Assets
     Cash and cash equivalents                                     $ 10,334               $ 33,153
     Accounts receivable                                            128,885                139,191
     Contracts in process and inventories                            73,107                 61,009
     Deferred income taxes                                            6,921                  6,921
     Other current assets                                            11,098                  2,846
                                                                   --------               --------
          Total Current Assets                                      230,345                243,120

Property, plant and equipment, less accumulated
  depreciation of $30,712 and $29,177                                48,379                 46,946
Goodwill                                                            191,422                167,358
Acquired customer-related intangibles                                43,304                 38,314
Deferred income taxes                                                 2,097                  1,876
Other assets                                                         13,905                 13,520
                                                                   --------               --------
          Total Assets                                             $529,452               $511,134
                                                                   ========               ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Current maturities of long-term debt                          $    371               $    340
     Accounts payable                                                63,044                 71,796
     Other current liabilities                                       44,241                 58,936
                                                                   --------               --------
          Total Current Liabilities                                 107,656                131,072

Long-term debt                                                        1,005                    781
Additional minimum pension liability                                 28,237                 28,237
Other liabilities                                                    14,126                 14,088
Shareholders' Equity
     Common stock, par value $.01 per share; 85,000
       shares authorized; 27,283 and 26,642 shares issued               273                    266
     Additional paid-in capital                                     173,273                151,805
     Retained earnings                                              222,857                202,730
     Accumulated other comprehensive loss                           (17,975)               (17,845)
                                                                   --------               --------
                                                                    378,428                336,956
                                                                   --------               --------
          Total Liabilities and Shareholders' Equity               $529,452               $511,134
                                                                   ========               ========

See notes to condensed consolidated financial statements.

                      ENGINEERED SUPPORT SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands, except per share amounts)
                                 (UNAUDITED)

                                                        Three Months Ended
                                                            January 31
                                                    -------------------------
                                                      2005             2004
                                                    --------         --------

Net revenues:
     Products                                       $141,732         $124,976
     Services                                         91,801           70,154
                                                    --------         --------
                                                     233,533          195,130
                                                    --------         --------
Cost of revenues:
     Products                                         93,988           87,230
     Services                                         82,001           61,629
                                                    --------         --------
                                                     175,989          148,859
                                                    --------         --------

Gross profit                                          57,544           46,271
Selling, general and administrative expense           24,553           19,997
Restructuring expense                                                      27
Loss on sale of assets                                     1                4
                                                    --------         --------
Income from operations                                32,990           26,243
Interest expense                                          (7)            (698)
Interest income                                          261               54
                                                    --------         --------
Income before income taxes                            33,244           25,599
Income tax provision                                  12,633            9,856
                                                    --------         --------
Net income                                          $ 20,611         $ 15,743
                                                    ========         ========

Earnings per share:
     Basic                                          $   0.77         $   0.63
                                                    ========         ========
     Diluted                                        $   0.73         $   0.57
                                                    ========         ========

See notes to condensed consolidated financial statements.

                                 ENGINEERED SUPPORT SYSTEMS, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)
                                          (UNAUDITED)

                                                                          Three Months Ended
                                                                              January 31
                                                                       -------------------------
                                                                         2005             2004
                                                                       --------         --------
From operating activities:
     Net income                                                        $ 20,611         $ 15,743
     Depreciation and amortization                                        3,189            2,269
     Loss on sale of assets                                                   1                4
                                                                       --------         --------
          Cash provided before changes in operating
            assets and liabilities                                       23,801           18,016

     Net increase in non-cash current assets                             (3,053)         (37,197)
     Net decrease in non-cash current liabilities                       (23,650)          (5,900)
     Net changes in other assets and liabilities                           (621)           1,393
                                                                       --------         --------

          Net cash used in operating activities                          (3,523)         (23,688)
                                                                       --------         --------
From investing activities:
     Purchase of PCA, net of cash acquired                              (37,635)
     Purchase of TAMSCO, net of cash acquired                                             (7,436)
     Purchase of Pivotal, net of cash acquired                                            (9,967)
     Purchase of UPSI, net of cash acquired                                               (2,026)
     Additions to property, plant and equipment                          (2,583)          (1,578)
     Proceeds from sale of property, plant and equipment                                     127
                                                                       --------         --------

          Net cash used in investing activities                         (40,218)         (20,880)
                                                                       --------         --------

From financing activities:
     Net borrowings under line-of-credit agreement                                         6,500
     Payments of long-term debt                                             (88)             (24)
     Proceeds of long-term debt                                             370              346
     Exercise of stock options                                           18,889           36,379
     Issuance of common stock to employee stock purchase plan             2,238            1,279
     Cash dividends                                                        (484)            (453)
                                                                       --------         --------

          Net cash provided by financing activities                      20,925           44,027
                                                                       --------         --------

Effect of exchange rate changes on cash                                      (3)             (63)
                                                                       --------         --------
Net decrease in cash and cash equivalents                               (22,819)            (604)

Cash and cash equivalents at beginning of period                         33,153            2,880
                                                                       --------         --------

Cash and cash equivalents at end of period                             $ 10,334         $  2,276
                                                                       ========         ========

See notes to condensed consolidated financial statements.

                      ENGINEERED SUPPORT SYSTEMS, INC.
                       NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS (UNAUDITED)
                  (in thousands, except per share amounts)
                              JANUARY 31, 2005

NOTE A - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared by Engineered Support Systems, Inc. (the Company) without audit and include the accounts of the Company and its wholly-owned subsidiaries. These subsidiaries are organized within the Company's two business segments: Support Systems and Support Services. The Support Systems segment includes the operations of Systems & Electronics Inc. (SEI), Keco Industries, Inc. (Keco), Engineered Air Systems, Inc. (Engineered Air), Engineered Coil Company, d/b/a Marlo Coil (Marlo Coil), Engineered Electric Company, d/b/a Fermont (Fermont), Universal Power Systems, Inc. (UPSI), Engineered Environments, Inc. (EEI), Pivotal Power Inc. (Pivotal Power) and Prospective Computer Analysts Incorporated (PCA). The Support Services segment includes the operations of Technical and Management Services Corporation (TAMSCO), Radian, Inc. (Radian) and ESSIbuy.com, Inc. (ESSIbuy). In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended October 31, 2004.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In October 2004, Congress passed the American Jobs Creation Act of 2004 (the Jobs Creation Act). The Jobs Creation Act includes numerous provisions that may materially affect business practices and accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Jobs Creation Act provides a phased-in deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. In December 2004, the FASB issued two FASB Staff Positions (FSP) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities (FSP 109-1) and (2) the one-time tax benefit for the repatriation of foreign earnings (FSP 109-2). This guidance applies to financial statements for periods ending after the date the Act was enacted. The Jobs Creation Act also provides for a change in the period of application for foreign tax credits, elimination of the 90-percent limitation of foreign tax credits against Alternative Minimum Tax, expanded disallowance of interest on convertible debt, and tax shelter disclosure penalties. The Company adopted FSP 109-1 and FSP 109-2 in the first quarter of 2005. The Jobs Creation Act and related FASB pronouncements will have a material impact on the Company's financial statements in future periods. However, the Company has determined that this impact is not material for the quarter ended January 31, 2005 and will not be material for the year ending October 31, 2005.

         In November 2004, the FASB issued SFAS 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective November 1, 2005 for the Company. The Company does not believe that the adoption of SFAS 151 will have a significant impact on the consolidated financial statements.

         In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment", (SFAS 123R). SFAS 123R requires companies to expense the value of employee stock options and similar awards. SFAS 123R is effective for public entities that do not file as small business issuers as of the first interim or annual reporting period that begins after June 15, 2005 and thus will be adopted by the Company for the quarter ending October 31, 2005. The Company is currently evaluating its compensation policies and practices, along with the impact of SFAS 123R on its results of operations.

NOTE B - EARNINGS PER SHARE

         Average diluted common shares outstanding include common stock equivalents, which represent common stock options as computed based on the treasury stock method.

         Basic earnings per share for the three months ended January 31, 2005 and 2004 is based on average basic common shares outstanding of 26,827 and 25,066, respectively. Diluted earnings per share for the three months ended January 31, 2005 and 2004 is based on average diluted common shares outstanding of 28,348 and 27,552, respectively.

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

                                                                   Three Months Ended
                                                                       January 31
                                                                  --------------------
                                                                     2005         2004
                                                                  -------      -------
Reported net income                                               $20,611      $15,743
Total stock-based employee compensation expense
  determined under the fair value method for all stock
  option awards, net of income tax                                      2           49
                                                                  -------      -------
Pro forma net income                                              $20,609      $15,694
                                                                  =======      =======
Earnings per share:
  Basic - as reported                                             $  0.77      $  0.63
                                                                  =======      =======
  Basic - pro forma                                               $  0.77      $  0.63
                                                                  =======      =======
  Diluted - as reported                                           $  0.73      $  0.57
                                                                  =======      =======
  Diluted - pro forma                                             $  0.73      $  0.57
                                                                  =======      =======

         Historically, options granted have been fully vested at grant date. The fair value of options at the grant date was estimated using the Black-Scholes model with the following weighted average assumptions for the three months ended January 31, 2005 and 2004: an expected life of 1.5 years, volatility of 26% and 36%, a dividend yield of 0.07% and 0.12% and a risk-free interest rate of 3.52% and 3.25%, respectively. The weighted average fair value of options granted in the three months ended January 31, 2005 and 2004 was $8.06 and $7.55 per share, respectively.

NOTE D - ACQUISITIONS

         On January 7, 2005, the Company acquired all of the outstanding stock of PCA, which develops and manufactures electronic test and measurement equipment provided for electronic warfare and avionics systems primarily to military customers. The purchase price, including transaction costs, was $37.6 million and is subject to a working capital adjustment. The purchase price was financed with the Company's existing cash balances. The fair value of assets acquired, including goodwill of $24.1 million and acquired customer-related intangibles of $6.4 million, was $38.1 million and liabilities assumed totaled $0.5 million.

         On December 5, 2003, the Company acquired all of the outstanding stock of Pivotal Power, a supplier of high-performance static power conversion equipment primarily to military customers. The purchase price, including transaction costs, was approximately $10.1 million, net of cash acquired. The purchase price was financed with short-term borrowings under the Company's revolving credit facility. The fair value of assets acquired, including goodwill of $4.4 million and acquired customer-related intangibles of $1.2 million, was $11.6 million and liabilities assumed totaled $1.5 million.

         On May 1, 2003, the Company acquired all of the outstanding stock of TAMSCO, a provider of information technology logistics and digitization services and a designer and integrator of telecommunication systems primarily for the U.S. Department of Defense (DoD). The purchase price, including transaction costs, was approximately $71.1 million, which is net of $0.1 million of cash acquired. Approximately $1.1 million of the purchase price has not yet been paid subject to final collection of accounts receivable. In connection with this transaction, the Company also assumed and paid $14.9 million of TAMSCO indebtedness. The purchase of TAMSCO, net of cash acquired, totals $84.9 million, which represents the

$71.1 million purchase price plus assumed indebtedness of $14.9 million less $1.1 million of purchase price not yet paid.

         The initial purchase price allocation for TAMSCO was based on preliminary information, which was subject to adjustment upon obtaining complete valuation information. During the second quarter of 2004, the Company obtained the final valuation report from an independent third party valuation firm of the assets acquired and liabilities assumed. As a result, the Company reclassified $29.9 million from goodwill, as recorded in the preliminary allocation, to acquired customer-related intangibles and recorded a $2.2 million non-cash charge in the quarter ended April 30, 2004 to reflect the related amortization expense from acquisition date. The fair value of assets acquired, including goodwill of $35.9 million and acquired customer-related intangibles of $29.9 million, was $103.9 million and liabilities assumed totaled $32.8 million.

         PCA and Pivotal Power are included in the Support Systems segment. TAMSCO is included in the Support Services segment. The operating results of each are included in consolidated operations since their respective dates of acquisition.

NOTE E - OTHER COMPREHENSIVE INCOME

         A reconciliation of net income to other comprehensive income for the three months ended January 31, 2005 and 2004 is as follows:

                                                       Three Months Ended
                                                           January 31
                                                       ------------------

                                                      2005            2004
                                                      ----            ----

Net income                                           $20,611        $15,743

Other components of
   Comprehensive
   income, net of tax:

   Currency translation adjustments                     (130)           (63)
                                                     -------        -------

Total comprehensive income                           $20,481        $15,680
                                                     =======        =======

NOTE F - GOODWILL AND INTANGIBLE ASSETS

       The following table presents changes in the Company's goodwill for the Support Systems segment and for the Support Services segment for the three months ended January 31, 2005:

                                  Support           Support
                                  Systems          Services            Total
                                  --------         --------          --------

October 31, 2004                  $ 99,774          $67,584          $167,358
Acquisitions                        24,064                             24,064
                                  --------          -------          --------
January 31, 2005                  $123,838          $67,584          $191,422
                                  ========          =======          ========


         The following table presents certain information on the Company's acquired intangible assets. All acquired intangible assets are being amortized over their estimated useful lives with no estimated residual values.

                                       Weighted Average
                                         Amortization         Gross       Accumulated        Net
                                            Period           Amount      Amortization      Amount
                                            ------           ------      ------------      ------
Customer-related intangibles:
     January 31, 2005                     10.9 years         $55,683        $12,379        $43,304
     October 31, 2004                     11.6 years          49,263         10,949         38,314

         The amortization expense related to acquired intangible assets was $1,430 for the three months ended January 31, 2005 and $710 for the three months ended January 31, 2004. Related estimated amortization expense is $6,475 for the year ending October 31, 2005, $6,669 for the year ending October 31, 2006, $6,301 for the year ending October 31, 2007, $3,714 for the year ending October 31, 2008 and $3,674 for the year ending October 31, 2009.

NOTE G - NOTES PAYABLE

         On January 27, 2005, the Company entered into an Amended and Restated Credit Agreement (Amended Credit Agreement) with its banks. The Amended
Credit Agreement replaced the Company's previous credit agreement dated
April 23, 2003. The Amended Credit Agreement, which expires January 27,
2010, provides for a $200 million unsecured revolving credit facility. The Company can request, subject to certain conditions, an increase of up to $100 million in the amount of the aggregate commitment under the Amended Credit Agreement.

         Borrowings under the Amended Credit Agreement bear interest, at the Company's option, at either the Eurodollar rate plus an applicable margin, or at the higher of the prime rate or the federal funds rate plus one-half of one percent. The margin applicable to the Eurodollar rate varies from 0.625% to 1.375% depending upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio). The Amended Credit Agreement contains certain covenants, including maintaining net worth of at least $265 million, plus 50% of the sum, to extent positive, of the Company's consolidated net income and other comprehensive income (loss) reported after October 31, 2004, plus the net proceeds of all subsequent equity offerings. The Company must also comply with certain financial covenants, including maintenance of a leverage ratio of no greater than 2.75 to 1. The Company is also subject to various other financial and operating covenants and maintenance criteria, including restrictions on the Company's ability to incur additional indebtedness, make investments, create liens, dispose of material assets and enter into merger transactions and acquisitions. As of January 31, 2005, the Company had no borrowings against the Amended Credit Facility.

NOTE H - CONTRACTS IN PROCESS AND INVENTORIES

         Contracts in process and inventories of certain of the Company's operating subsidiaries (SEI, Engineered Air, Keco, Fermont, Radian, TAMSCO, Pivotal Power and PCA) represent accumulated contract costs, estimated earnings thereon based upon the percentage of completion method and contract inventories reduced by the contract value of delivered items. Inventories of Marlo Coil, UPSI and EEI are valued at the lower of cost or market using the first-in, first-out method. Contracts in process and inventories are comprised of the following:

                                                          January 31, 2005    October 31, 2004
                                                          ----------------    ----------------
         Raw materials                                        $ 2,212             $ 1,874
         Work-in-process                                        5,158               5,246
         Finished goods                                           519                 493
         Inventories substantially applicable to
           government contracts in process, less
           progress payments of $33,349 and
           $54,629                                             65,218              53,396
                                                              -------             -------
                                                              $73,107             $61,009
                                                              =======             =======

NOTE I - SEGMENT INFORMATION

         Based on its organizational structure, the Company operates in two business segments: Support Systems and Support Services. The Support Systems segment designs, engineers and manufactures integrated military electronics and other military support equipment primarily for the DoD, as well as related heat transfer and air handling equipment for domestic commercial and industrial users. Segment products include environmental control systems, load management and transport systems, power generation, distribution and conditioning systems, airborne radar systems, reconnaissance, surveillance and target acquisition systems, chemical and biological protection systems, petroleum and water distribution systems and other multipurpose military support equipment. The Support Services group provides engineering services, logistics and training services, advanced technology services, asset protection systems and services, telecommunication systems integration and information technology services primarily for the DoD. The Support Services segment also provides certain power generation and distribution equipment and vehicle armor installation to the DoD.

         Total assets at January 31, 2005, by segment were $295,764 for Support Systems and $233,688 for Support Services. Goodwill by segment as of January 31, 2005 totaled $123,838 for Support Systems and $67,584 for Support Services.

         The differences in net revenues between the accompanying condensed consolidated statements of income and the reporting segment information as presented below are due to certain reclassifications made to categorize net revenues by their functional nature, as required, on the face of the financial statements.

                                                              Three Months Ended
                                                                  January 31
                                                             ---------------------
                                                             2005             2004
                                                             ----             ----
Net Revenues:
   Support Systems                                         $119,885         $111,794
   Support Services                                         122,972           89,142
   Intersegment Revenues                                     (9,324)          (5,806)
                                                           --------         --------
       Total                                               $233,533         $195,130
                                                           ========         ========

Operating Income from Continuing Operations:
   Support Systems                                         $ 21,432         $ 18,978
   Support Services                                          11,558            7,265
                                                           --------         --------
                                                             32,990           26,243
Interest expense, net                                           254             (644)
                                                           --------         --------

Income from continuing operations
     before income taxes                                   $ 33,244         $ 25,599
                                                           ========         ========

NOTE J - SHAREHOLDERS' EQUITY

       The following summary presents a reconciliation of total shareholders' equity from October 31, 2004 to January 31, 2005:

         Balance at October 31, 2004                              $336,956
         Comprehensive income:
            Net income                                              20,611
            Currency translation adjustments                          (130)
                                                                  --------

               Total comprehensive income                           20,481
                                                                  --------

         Cash dividends                                               (484)
         Exercise of stock options                                  18,889
         Issuance of common stock                                    2,586
                                                                  --------
         Balance at January 31, 2005                              $378,428
                                                                  ========


NOTE K - PENSION AND OTHER POSTRETIREMENT BENEFITS

         The following tables detail the amount of net periodic benefit cost recognized related to the Company's pension and other postretirement benefits for the three months ended January 31, 2005 and 2004.

                                                             Three Months Ended
                                                                  January 31
                                             -----------------------------------------------------
                                                                                    Other
                                                Pension Benefits           Postretirement Benefits
                                             ----------------------        -----------------------
                                               2005          2004            2005            2004
                                               ----          ----            ----            ----

Service cost                                 $   814        $   706          $ 66            $ 71
Interest cost                                  1,889          1,743           156             169
Expected return on plan assets                (1,863)        (1,823)
Amortization of prior service cost               158            149
Actuarial loss                                 1,046            641           103             110
                                             -------        -------          ----            ----
                                             $ 2,044        $ 1,416          $325            $350
                                             =======        =======          ====            ====

         During the quarter ended January 31, 2005, $2,000 of contributions have been made to pension and other postretirement benefit plans. The Company anticipates contributing an additional $6,000 to fund the pension and other postretirement benefit plans in 2005 for a total of $8,000.

NOTE L - CONTINGENCIES

         The Company completed the sale of Engineered Specialty Plastics, Inc. (ESP), a wholly-owned subsidiary, in the quarter ended April 30, 2003 to a private equity group (the Buyers). The Buyers subsequently alleged that the Company breached certain representations made under the related Stock Purchase Agreement (the Agreement) and are seeking $6.0 million in damages from the Company. Under the terms of the Agreement, this claim is subject to binding arbitration which the Company believes will be completed by April 30, 2005. The Company has denied liability and is defending the claim vigorously. The Company also believes that this claim is without merit and that awarded damages, if any, will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

NOTE M - SUBSEQUENT EVENTS

         Effective February 1, 2005, the Company acquired all of the membership interests of Spacelink International, LLC (Spacelink), which designs, integrates, operates and maintains deployed satellite and wireless networks for the DoD, the U.S. intelligence community and other federal agencies, and for multinational organizations worldwide. The purchase price, including transaction costs, was $152.6 million, which is subject to a final working capital adjustment, plus certain contingent cash consideration based upon Spacelink's levels of earnings before interest, taxes, depreciation and amortization (EBITDA) through two measurement dates, January 31, 2006 and January 31, 2007. The purchase price was financed with $139.4 million in cash and short-term borrowings under the Company's revolving credit facility and with the issuance of 228 shares of common stock valued at $13.2 million.

         On March 1, 2005, the Company announced a three-for-two stock split to be effected in the form of a 50% stock dividend payable on April 15, 2005 to shareholders of record as of the close of business on March 15, 2005.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

         Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's 2004 Annual Report to Shareholders into the Company's Annual Report on Form 10-K for the period ended October 31, 2004 for a discussion of the critical accounting policies which we believe are most difficult, subjective or complex.

         The following analysis should be read in this context.

RESULTS OF OPERATIONS

         Consolidated net revenues increased $38.4 million, or 19.7%, to $233.5 million in the first quarter of 2005 compared to $195.1 million in the first quarter of 2004. The increase was primarily due to additional revenues from refurbishment of M1000 Heavy Equipment Transporters, production of generator sets, satellite telecommunications support activities for deployed troops abroad, U.S. Army depot support efforts and the installation of vehicle uparmor kits. Revenue increases from these programs were partially offset by reduced work on the 60-K Tunner Aircraft Cargo Loader as production on this contract winds down in the second quarter of 2005, and on the Manportable Surveillance and Target Acquisition Radar (MSTAR) perimeter security program for which a large base security subcontract for Northrup Grumman was completed in the fourth quarter of 2004. In addition, more recently acquired subsidiaries, Pivotal Power (acquired December 5, 2003) and PCA (acquired January 7, 2005), added a combined $1.5 million of incremental revenues in the first quarter of 2005. Gross profit for the three months ended January 31, 2005 increased $11.3 million, or 24.4%, to $57.5 million (24.6% of consolidated net revenues) from $46.2 million (23.7% of consolidated net revenues) in the comparable 2004 period. Revenue growth of $38.4 million, coupled with improved gross margins within both the Support Systems segment and Support Services segment, resulted in the increase in gross profit. Selling, general and administrative expense increased $4.6 million, or 22.8%, in the first quarter of 2005 to $24.6 million (10.5% of consolidated net revenues) from $20.0 million (10.2% of consolidated net revenues) in the first quarter of 2004. Selling, general and administrative expense for Pivotal Power and PCA accounted for $0.8 million of the $4.6 million increase, with the remaining increase required to support higher operating levels. As a result of the above, operating income increased $6.8 million, or 25.7%, in the quarter ended January 31, 2005 to $33.0 million from $26.2 million in the first quarter of 2004.

         SUPPORT SYSTEMS. Net revenues in the first quarter of 2005 for the Support Systems segment totaled $119.9 million compared to $111.8 million (prior to the elimination of intersegment revenues in each period) for the same period in the prior year, a 7.2% increase. The improved results reflect the inclusion of a combined $1.5 million in net revenues from Pivotal Power and PCA during the first quarter. The programs with the largest revenue gains during the quarter include $6.1 million from refurbishment of M1000 Heavy Equipment Transporters, $5.4 million from production of generator sets and $4.0 million for intersegment work performed for the Support Systems segment. Revenue increases from these and other Support Systems programs were partially offset by reduced revenues of $6.1 million on the 60-K Tunner Aircraft Cargo Loader as production on the contract winds down in the second quarter 2005, and by reduced revenues of $12.4 million on the MSTAR program for which a large base security subcontract for Northrup Grumman was completed in the fourth quarter of 2004. Gross profit for the segment increased by $4.0 million, or 12.5%, in the three months ended January 31, 2005 to $36.1 million (30.1% of segment revenues) from $32.1 million (28.7% of segment revenues) in the prior year quarter primarily on the strength of the above revenue increases, as well as overall product mix improvements. Quarterly operating income for the segment climbed to $21.4 million (17.9% of segment revenues) compared to $19.0 million (17.0% of segment revenues) last year. Incremental revenues and related gross profit contributions led to the overall improved results for the Support Systems segment.

         SUPPORT SERVICES. Net revenues for the Support Services segment increased to $123.0 million, an increase of $33.8 million, or 38.0%, compared to $89.2 million (prior to the elimination of intersegment revenues in each period) for the first quarter of 2005. The most significant year-over-year revenue increases were generated by satellite telecommunications support for deployed forces ($28.3 million) and the vehicle uparmor kit program ($11.6 million). Gross profit for the segment increased by $7.3 million, or 51.1% in the three months ended January 31, 2005 to $21.4 million (17.4% of segment revenues) from $14.1 million (15.9% of segment revenues) in the prior year quarter as a result of increased revenues and a more profitable mix of contracts. Segment operating income for the first quarter of 2005 totaled $11.6 million (9.4% of segment revenues) compared to $7.3 million (8.1% of segment revenues) in the same period last year. Incremental revenues and related gross profit contributions led to the overall improved results for the Support Services segment.

         CONSOLIDATED RESULTS OF OPERATIONS. Net interest expense (income) totaled $0.6 million in the first quarter of 2004 compared to $(0.3) million in the first quarter of 2005 as a result of significantly reduced borrowing levels. The effective income tax rate was 38.0% for the three months ended January 31, 2005 compared to 38.5% for the three months ended January 31, 2004. This reduction is primarily a result of the Company's ongoing state income tax reduction initiatives. As a result of the foregoing, net income increased 30.9% to $20.6 million (8.8% of consolidated net revenues) in the quarter ended January 31, 2005 as compared to $15.7 million (8.1% of consolidated net revenues) in the first quarter of 2004.

         Based on first quarter results, existing backlog and anticipated orders, the Company anticipates that 2005 revenues will approximate $990 million to $1 billion, and that earnings per share will approximate between $3.13 and $3.18. These estimates include the operations of Spacelink International, LLC (Spacelink), which was acquired effective February 1, 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In October 2004, Congress passed the American Jobs Creation Act of 2004 (the Jobs Creation Act). The Jobs Creation Act includes numerous provisions that may materially affect business practices and accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Jobs Creation Act provides a phased-in deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. In December 2004, the FASB issued two FASB Staff Positions (FSP) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities (FSP 109-1) and (2) the one-time tax benefit for the repatriation of foreign earnings (FSP 109-2). This guidance applies to financial statements for periods ending after the date the Act was enacted. The Jobs Creation Act also provides for a change in the period of application for foreign tax credits, elimination of the 90-percent limitation of foreign tax credits against Alternative Minimum Tax, expanded disallowance of interest on convertible debt, and tax shelter disclosure penalties. The Company adopted FSP 109-1 and FSP 109-2 in the first quarter of 2005. The Jobs Creation Act and related FASB pronouncements will have a material impact on the Company's financial statements in future periods. However, the Company has determined that this impact is not material for the quarter ended January 31, 2005 and will not be material for the year ending October 31, 2005.

         In November 2004, the FASB issued SFAS 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective November 1, 2005 for the Company. The Company does not believe that the adoption of SFAS 151 will have a significant impact on the consolidated financial statements.

         In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment", (SFAS 123R). SFAS 123R requires companies to expense the value of employee stock options and similar awards. SFAS 123R is effective for public entities that do not file as small business issuers as of the first interim or annual reporting period that begins after June 15, 2005 and thus will be adopted by the Company for the quarter ending October 31, 2005. The Company is currently evaluating its compensation policies and practices, along with the impact of SFAS 123R on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         On January 27, 2005, the Company entered into an Amended and Restated Credit Agreement (Amended Credit Agreement) with its banks. The Amended Credit Agreement replaced the Company's previous credit agreement dated April 23, 2003. The Amended Credit Agreement, which expires January 27, 2010, provides for a $200 million unsecured revolving credit facility. The Company can request, subject to certain conditions, an increase of up to $100 million in the amount of the aggregate commitment under the Amended Credit Agreement.

         Borrowings under the Amended Credit Agreement bear interest, at the Company's option, at either the Eurodollar rate plus an applicable margin, or at the higher of the prime rate or the federal funds rate plus one-half of one percent. The margin applicable to the Eurodollar rate varies from 0.625% to 1.375% depending upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio). The Amended Credit Agreement contains certain covenants, including maintaining net worth of at least $265 million, plus 50% of the sum, to extent positive, of the Company's consolidated net income and other comprehensive income (loss) reported after October 31, 2004, plus the net proceeds of all subsequent equity offerings. The Company must also comply with certain financial covenants, including maintenance of a leverage ratio of no greater than 2.75 to 1. The Company is also subject to various other financial and operating covenants and maintenance criteria, including restrictions on the Company's ability to incur additional indebtedness, make investments, create liens, dispose of material assets and enter into merger transactions and acquisitions. As of January 31, 2005, the Company had no borrowings against the Amended Credit Facility.

         On January 7, 2005, the Company acquired all of the outstanding stock of PCA, which develops and manufactures electronic test and measurement equipment provided for electronic warfare and avionics systems primarily to military customers. The purchase price was $37.6 million and is subject to a working capital adjustment. The purchase price was financed with the Company's existing cash balances. The fair value of assets acquired, including goodwill of $24.1 million and acquired customer-related intangibles of $6.4 million, was $38.1 million and liabilities assumed totaled $0.5 million.

         Effective February 1, 2005, the Company acquired all of the membership interests of Spacelink International, LLC (Spacelink), which designs, integrates, operates and maintains deployed satellite and wireless networks for the DoD, the U.S. intelligence community and other federal agencies, and for multinational organizations worldwide. The purchase price was $152.6 million, which is subject to a final working capital adjustment, plus certain contingent cash consideration based upon Spacelink's levels of earnings before interest, taxes, depreciation and amortization (EBITDA) through two measurement dates, January 31, 2006 and January 31, 2007. The purchase price was financed with $139.4 million in short-term borrowings under the Company's revolving credit facility and with the issuance of 228 shares of common stock valued at $13.2 million.

         At January 31, 2005, the Company's working capital and ratio of current assets to current liabilities were $122.7 million and 2.14 to 1 as compared with $112.0 million and 1.85 to 1 at October 31, 2004. Net cash used in operations totaled $3.5 million in the first quarter of 2005 compared to net cash used in operations of $23.7 million in the first quarter of 2004. The negative operating cash flow generated in the quarter ended January 31, 2005 reflects a temporary increase in working capital of $26.7 million related to the timing of contractual deliveries, which the Company anticipates will be substantially liquidated in the quarter ending April 30, 2005. Investment in property, plant and equipment totaled $2.6 million and $1.6 million for the first three months of 2005 and 2004, respectively. The Company anticipates that capital expenditures in 2005 should not exceed $20.0 million. Management believes that cash flow generated from operations, together with the available line of credit, will provide the necessary resources to meet the needs of the Company in the foreseeable future.

         During the three months ended January 31, 2005 and 2004, the Company received proceeds of $18.9 million and $36.4 million related to the exercise of stock options.

BUSINESS AND MARKET CONSIDERATIONS

         Approximately 92% of consolidated net revenues for the three months ended January 31, 2005 were directly or indirectly derived from defense orders by the U.S. government and its agencies. As of January 31, 2005, the Company's funded backlog of orders totaled $582.1 million, with related customer options of an additional $825.3 million. These amounts compare to funded backlog of $588.1 million and related customer options of an additional $849.1 million as of October 31, 2004.

         Management continues to pursue potential acquisitions, primarily of those companies providing strategic consolidation within the defense industry.

FORWARD-LOOKING STATEMENTS

         In addition to historical information, this report includes certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The forward-looking statements involve certain risks and uncertainties, which could cause the Company's actual results to differ materially from those projected in, or inferred by, the forward-looking statements, including, but not limited to acquisitions, additional financing requirements, the decision of any of the Company's key customers (including the U.S. government) to reduce or terminate orders with the Company, cutbacks in defense spending by the U.S. government and increased competition in the Company's markets and other risks discussed in the Company's reports filed with the Securities and Exchange Commission from time to time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market risks relating to the Company's operations result primarily from changes in interest rates. Given existing debt levels, significant cash flows and anticipated expenditures, Company management has not utilized interest rate swaps or other derivative contracts to hedge this risk since November 2002. Management does not believe its exposure to interest rate fluctuations has had, or will have, a significant impact on the Company's operations.

ITEM 4. CONTROLS AND PROCEDURES.

         As of January 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

         There have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                   PART II
                              OTHER INFORMATION

Item 1    Not Applicable

Item 2    Unregistered Sales of Equity Securities

Effective February 1, 2005, the Company acquired all of the membership interests of Spacelink International, LLC ("Spacelink"). A portion of the purchase price paid by the Company at closing consisted of the issuance by the Company of 228,292 shares of its restricted common stock valued at approximately $13.2 million. The Company issued these shares of common stock to the sellers of Spacelink's membership interests, Spacelink International LTD., a Delaware corporation and SatComSolutions LLC, a Delaware limited liability company. The common stock was issued as a private placement of securities under Section 4(2) of the Securities Act of 1933.

Item 3 - 5 Not Applicable

Item 6   Exhibits

         See Exhibit Index.



                                 SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ENGINEERED SUPPORT SYSTEMS, INC.
       Date: March 14, 2005
             --------------

                                         By: /s/ Gerald A. Potthoff
                                            --------------------------------
                                              Gerald A. Potthoff
                                              Vice Chairman, Chief Executive
                                              Officer and President

       Date: March 14, 2005
             --------------

                                         By: /s/ Gary C. Gerhardt
                                             -------------------------------
                                             Gary C. Gerhardt
                                             Vice Chairman and Chief
                                             Financial Officer

                               EXHIBIT INDEX


         10.1 Form of Employment Agreement with Michael F. Shanahan, Sr. dated November 1, 2005 filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K filed January 14, 2005, as amended, and incorporated herein by reference.

         10.2 Form of Employment Agreement with Gerald A. Potthoff dated November 1, 2005 filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K filed January 14, 2005, as amended, and incorporated herein by reference.

         10.3 Form of Employment Agreement with Gary C. Gerhardt, dated November 1, 2005 filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K filed January 14, 2005, as amended, and incorporated herein by reference.

         10.4 Form of Employment Agreement with Ronald W. Davis, dated November 1, 2005 filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K filed January 14, 2005, as amended, and incorporated herein by reference.

         10.5 Purchase Agreement by and between Engineered Support Systems, Inc. and Spacelink International LLC, Spacelink International LTD and SatComSolutions LLC dated December 9, 2004 filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K filed January 14, 2005, as amended, and incorporated herein by reference.

         10.6 Closing Letter amending the Purchase Agreement by and between Engineered Support Systems, Inc. and Spacelink International LLC, Spacelink International LTD and SatComSolutions LLC dated February 7, 2005.

         10.7 Stock Purchase Agreement by and between Prospective Computer Analysts Incorporated, Edward Wenger, The Lauren Wenger 2004 GRAT, The Eric Wenger 2004 GRAT, the Mitchell Wenger 2004 GRAT and Engineered Support Systems, Inc. dated January 7, 2005 filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K filed January 14, 2005, as amended, and incorporated herein by reference.

         10.8 Amended and Restated Credit Agreement dated as of January 27, 2005 among Engineered Support Systems, Inc., as the Borrower, Bank of America, N.A. and the Other Lenders Party Hereto filed as Exhibit 99 to the Company's Current Report on Form 10-Q filed February 2, 2005 and incorporated herein by reference.

         11       Statement Re: Computation of Earnings Per Share

         31.1     Certification of Chief Executive Officer

         31.2     Certification of Chief Financial Officer

         32.1     Certification of Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

         32.2     Certification of Chief Financial Officer pursuant to
                  Section 906 of the Section 906 of the Sarbanes-Oxley Act of 2002