Form 10-Q
period 2005-04-30
ENGINEERED SUPPORT SYSTEMS INC
filed 2005-06-09
CIK 772891

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                  FORM 10-Q

                 Quarterly Report under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For the six months ended April 30, 2005         Commission file number 0-13880

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

         The number of shares of the Registrant's common stock, $.01 par value, outstanding at May 31, 2005 was 41,690,252.

                      ENGINEERED SUPPORT SYSTEMS, INC.

                                    INDEX

                                                                          Page
                                                                          ----
Part I - Financial Information

      Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of April 30, 2005 and
         October 31, 2004..................................................  3

         Condensed Consolidated Statements of Income for the three and six months ended April 30, 2005 and 2004..............................  4

         Condensed Consolidated Statements of Cash Flows for the six
         months ended April 30, 2005 and 2004..............................  5

         Notes to Condensed Consolidated Financial Statements .............  6

      Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................ 17

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk.. 31

      Item 4.  Controls and Procedures..................................... 32

Part II - Other Information

      Items 1-6 ........................................................... 33

Signatures ................................................................ 35

Exhibits .................................................................. 36

                                   PART I
                            FINANCIAL INFORMATION

Item 1.  Financial Statements

                               ENGINEERED SUPPORT SYSTEMS, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands, except per share amounts)

                                                                      April 30      October 31
                                                                        2005           2004
                                                                    -----------     ----------
                                                                    (Unaudited)
                               ASSETS

Current Assets
     Cash and cash equivalents                                       $ 27,726        $ 33,153
     Accounts receivable                                              156,698         139,191
     Contracts in process and inventories                              83,794          61,009
     Deferred income taxes                                              6,921           6,921
     Other current assets                                               6,547           2,846
                                                                     --------        --------
          Total Current Assets                                        281,686         243,120

Property, plant and equipment, less accumulated
 depreciation of $32,883 and $29,177                                   51,861          46,946
Goodwill                                                              312,275         167,358
Acquired customer-related intangibles                                  54,369          38,314
Deferred income taxes                                                   2,286           1,876
Other assets                                                           12,675          13,520
                                                                     --------        --------
          Total Assets                                               $715,152        $511,134
                                                                     ========        ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Notes payable                                                   $116,000        $
     Current maturities of long-term debt                                 335             340
     Accounts payable                                                  63,748          71,796
     Other current liabilities                                         68,290          58,936
                                                                     --------        --------
          Total Current Liabilities                                   248,373         131,072

Long-term debt                                                          1,132             781
Additional minimum pension liability                                   28,237          28,237
Other liabilities                                                      14,828          14,088
Shareholders' Equity
     Common stock, par value $.01 per share; 85,000
      shares authorized; 41,685 and 26,642 shares issued                  417             266
     Additional paid-in capital                                       198,456         151,805
     Retained earnings                                                241,792         202,730
     Accumulated other comprehensive loss                             (18,083)        (17,845)
                                                                     --------        --------
                                                                      422,582         336,956
                                                                     --------        --------
          Total Liabilities and Shareholders' Equity                 $715,152        $511,134
                                                                     ========        ========

See notes to condensed consolidated financial statements.

                                             ENGINEERED SUPPORT SYSTEMS, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                          (in thousands, except per share amounts)
                                                        (UNAUDITED)

                                                           Three Months Ended                       Six Months Ended
                                                                April 30                                April 30
                                                       --------------------------             ----------------------------
                                                         2005              2004                 2005                2004
                                                       --------          --------             --------            --------
Net revenues:
     Products                                          $148,144          $137,612             $289,876            $263,199
     Services                                           115,624            72,524              207,425             142,067
                                                       --------          --------             --------            --------
                                                        263,768           210,136              497,301             405,266
                                                       --------          --------             --------            --------
Cost of revenues:
     Products                                           102,695            91,755              196,683             179,597
     Services                                           100,749            64,956              182,750             125,973
                                                       --------          --------             --------            --------
                                                        203,444           156,711              379,433             305,570
                                                       --------          --------             --------            --------

Gross profit                                             60,324            53,425              117,868              99,696
Selling, general and administrative
 expense                                                 27,068            23,389               51,621              43,386
Restructuring expense                                         -                39                    -                  66
Gain (loss) on sale of assets                                21                (1)                  20                  (5)
                                                       --------          --------             --------            --------
Operating income from continuing
 operations                                              33,277            29,996               66,267              56,239

Interest expense                                         (1,065)             (305)              (1,072)             (1,003)
Interest income                                             195               102                  456                 156
                                                       --------          --------             --------            --------

Income from continuing operations                        32,407            29,793               65,651              55,392
Income tax provision                                     12,314            11,470               24,947              21,326
                                                       --------          --------             --------            --------
Net income from continuing operations                    20,093            18,323               40,704              34,066

Loss on sale of discontinued operations,
      net of income tax                                   1,048                 -                1,048                   -
                                                       --------          --------             --------            --------
        Net income                                     $ 19,045          $ 18,323             $ 39,656            $ 34,066
                                                       ========          ========             ========            ========

Basic earnings per share:
     Continuing operations                             $   0.49          $   0.47             $   1.00            $   0.89
     Discontinued operations                              (0.03)                -                (0.03)                  -
                                                       --------          --------             --------            --------
        Total                                          $   0.46          $   0.47             $   0.97            $   0.89
                                                       ========          ========             ========            ========

Diluted earnings per share:
     Continuing operations                             $   0.46          $   0.44             $   0.95            $   0.82
     Discontinued operations                              (0.02)                -                (0.03)                  -
                                                       --------          --------             --------            --------
        Total                                          $   0.44          $   0.44             $   0.92            $   0.82
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

                                        ENGINEERED SUPPORT SYSTEMS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)
                                                  (UNAUDITED)

                                                                                        Six Months Ended
                                                                                             April 30
                                                                                    --------------------------
                                                                                      2005              2004
                                                                                    ---------         --------
From operating activities:
     Net income from continuing operations                                          $  40,704         $ 34,066
     Depreciation and amortization                                                      8,340            6,701
     (Gain) loss on sale of assets                                                        (20)               5
                                                                                    ---------         --------
          Cash provided before changes in operating
            assets and liabilities                                                     49,024           40,772
     Net increase in non-cash current assets                                          (16,707)         (31,732)
     Net increase (decrease) in non-cash current liabilities                           (8,916)           7,915
     Net changes in other assets and liabilities                                        5,638            3,713
                                                                                    ---------         --------

          Net cash provided by operating activities                                    29,039           20,668
                                                                                    ---------         --------

From investing activities:
     Purchase of Spacelink, net of cash acquired                                     (136,469)               -
     Purchase of PCA, net of cash acquired                                            (37,638)               -
     Purchase of TAMSCO, net of cash acquired                                               -           (7,440)
     Purchase of Pivotal, net of cash acquired                                              -          (10,064)
     Purchase of UPSI, net of cash acquired                                                 -           (2,026)
     Purchase of EEI, not of cash acquired                                                  -              (99)
     Additions to property, plant and equipment                                        (5,115)          (4,124)
     Proceeds from sale of property, plant and equipment                                   44              128
                                                                                    ---------         --------

          Net cash used in investing activities                                      (179,178)         (23,625)
                                                                                    ---------         --------

From financing activities:
     Net borrowings (payments) under line-of-credit agreement                         116,000          (17,100)
     Payments of long-term debt                                                           (51)            (103)
     Proceeds of long-term debt                                                           444              381
     Exercise of stock options                                                         26,666           37,826
     Issuance of common stock to employee stock purchase plan                           2,242            1,282
     Cash dividends                                                                      (594)            (453)
                                                                                    ---------         --------

          Net cash provided by financing activities                                   144,707           21,833
                                                                                    ---------         --------

Effect of exchange rate changes on cash                                                     5              (11)
                                                                                    ---------         --------
Net increase (decrease) in cash and cash equivalents                                   (5,427)          18,865

Cash and cash equivalents at beginning of period                                       33,153            2,880
                                                                                    ---------         --------

Cash and cash equivalents at end of period                                          $  27,726         $ 21,745
                                                                                    =========         ========

See notes to condensed consolidated financial statements.

                      ENGINEERED SUPPORT SYSTEMS, INC.
                       NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS (UNAUDITED)
                  (in thousands, except per share amounts)
                               APRIL 30, 2005

NOTE A - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared by Engineered Support Systems, Inc. (the Company) without audit and include the accounts of the Company and its wholly-owned subsidiaries. These subsidiaries are organized within the Company's two business segments: Support Systems and Support Services. The Support Systems segment includes the operations of Systems & Electronics Inc. (SEI), Keco Industries, Inc. (Keco), Engineered Air Systems, Inc. (Engineered Air), Engineered Coil Company, d/b/a Marlo Coil (Marlo Coil), Engineered Electric Company, d/b/a Fermont (Fermont), Universal Power Systems, Inc. (UPSI), Engineered Environments, Inc. (EEI), Pivotal Power Inc. (Pivotal Power) and Prospective Computer Analysts Incorporated (PCA). The Support Services segment includes the operations of Technical and Management Services Corporation (TAMSCO), Radian, Inc. (Radian), ESSIbuy.com, Inc. (ESSIbuy) and Spacelink International, LLC (Spacelink). In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In October 2004, Congress passed the American Jobs Creation Act of 2004 (the Jobs Creation Act). The Jobs Creation Act includes numerous provisions that may materially affect business practices and accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Jobs Creation Act provides a phased-in deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. In December 2004, the FASB issued two FASB Staff Positions (FSP) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities (FSP 109-1) and (2) the one-time tax benefit for the repatriation of foreign earnings (FSP 109-2). This guidance applies to financial statements for periods ending after the date the Act was enacted. The Jobs Creation Act also provides for a change in the period of application for foreign tax credits, elimination of the 90-percent limitation of foreign tax credits against Alternative Minimum Tax, expanded disallowance of interest on convertible debt, and tax shelter disclosure penalties. The Company adopted FSP 109-1 and FSP 109-2 in the first quarter of 2005. The Company anticipates that the Jobs Creation Act and related FASB pronouncements will have a material impact on the Company's financial statements in future periods. However, the Company has determined that this impact is not material for the three and six months ended April 30, 2005 and will not be material for the year ending October 31, 2005.

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

         In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment", (SFAS 123R). SFAS 123R requires companies to expense the value of employee stock options and similar awards. This statement is effective November 1, 2005 for the Company. The Company is currently evaluating its compensation policies and practices, along with the impact of SFAS 123R on its results of operations.

         In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant impact on the consolidated financial statements.

NOTE B - EARNINGS PER SHARE

         Average diluted common shares outstanding include common stock equivalents, which represent common stock options as computed based on the treasury stock method. Average basic and diluted common shares outstanding have been restated to reflect a three-for-two stock split effected by the Company on April 15, 2005 in the form of a stock dividend.

         Basic earnings per share for the three months ended April 30, 2005 and 2004 is based on average basic common shares outstanding of 41,541 and 38,883, respectively. Diluted earnings per share for the three months ended April 30, 2005 and 2004 is based on average diluted common shares outstanding of 43,312 and 41,787, respectively.

         Basic earnings per share for the six months ended April 30, 2005 and 2004 is based on average basic common shares outstanding of 40,878 and 38,234, respectively. Diluted earnings per share for the six months ended April 30, 2005 and 2004 is based on average diluted common shares outstanding of 42,909 and 41,556, respectively.

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

                                                                    Three Months Ended        Six Months Ended
                                                                         April 30                 April 30
                                                                   -------------------       ------------------
                                                                     2005        2004          2005       2004
                                                                   -------     -------       -------    -------
Reported net income from continuing operations                     $20,093     $18,323       $40,704    $34,066
Total stock-based employee compensation expense
   determined under the fair value method for all
   stock option awards, net of income tax                              366         517           368        558
                                                                   -------     -------       -------    -------
Pro forma net income from continuing operations                    $19,727     $17,806       $40,336    $33,508
                                                                   =======     =======       =======    =======
Earnings per share from continuing operations:
  Basic - as reported                                              $  0.49     $  0.47       $  1.00    $  0.89
                                                                   =======     =======       =======    =======
  Basic - pro forma                                                $  0.47     $  0.46       $  0.99    $  0.88
                                                                   =======     =======       =======    =======
  Diluted - as reported                                            $  0.46     $  0.44       $  0.95    $  0.82
                                                                   =======     =======       =======    =======
  Diluted - pro forma                                              $  0.46     $  0.43       $  0.94    $  0.81
                                                                   =======     =======       =======    =======

         Historically, options granted have been fully vested at grant date. The fair value of options at the grant date was estimated using the Black-Scholes model with the following weighted average assumptions for the three and six months ended April 30, 2005 and 2004: an expected life of 1.5 years, volatility of 26% and 36%, a dividend yield of 0.07% and 0.12% and a risk-free interest rate of 3.52% and 3.25%, respectively. The weighted average fair value of options granted in the three and six months ended April 30, 2005 and 2004 was $5.37 and $5.03 per share, respectively.

NOTE D - ACQUISITIONS

         Effective February 1, 2005, the Company acquired all of the outstanding stock of Spacelink, which designs, integrates, operates and maintains deployed satellite and wireless networks for the U.S. Department of Defense (DOD), the U.S. intelligence community and other forward deployed federal agencies and multinational organizations worldwide. The purchase price, including transaction costs, was $149.7 million, which included consideration of 342 shares of common stock valued at $13.2 million and cash consideration financed with short-term borrowings under the Company's revolving credit facility. The purchase price is net of $1.8 million of cash acquired. The purchase price is also subject to a working capital adjustment and to certain contingent cash consideration based upon Spacelink's earnings before interest, taxes, depreciation and amortization, as defined, for each of the twelve month periods ending January 31, 2006 and 2007. The fair value of assets acquired, including goodwill of $120.9 million and acquired customer-related intangibles of $13.8 million, was $159.7 million and liabilities assumed totaled $10.0 million.

    The following unaudited pro forma summary presents the combined results for the three months ended April 30, 2004, and for the six months ended April 30, 2005 and 2004, respectively, as adjusted to reflect the Spacelink purchase transaction assuming the acquisition had occurred at November 1, 2003. These pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisition actually taken place on November 1, 2003, nor are they necessarily indicative of the combined results that may occur in the future.

                                                                                  Six Months Ended
                                                      Three Months                    April 30
                                                         Ended              ----------------------------
                                                     April 30, 2004           2005                2004
                                                     --------------         --------            --------

Net revenues                                            $231,491            $519,015            $453,390
                                                        ========            ========            ========

Net income from
 continuing operations                                  $ 17,666            $ 40,708            $ 34,089
                                                        ========            ========            ========

Basic earnings per share
 from continuing operations                             $   0.45            $   0.99            $   0.88
                                                        ========            ========            ========

Diluted earnings per share
 from continuing operations                             $   0.42            $   0.94            $   0.81
                                                        ========            ========            ========

         Pro forma net income from operations for the six months ended April 30, 2005 includes $1,249, or $0.03 per basic and diluted earnings per share from continuing operations, related to the combined after-tax impact of one-time bonus expenses and transaction costs incurred by Spacelink.

         Certain information with respect to the assets and liabilities of Spacelink as of the acquisition date is summarized below:

                                                      February 1, 2005
                                                      ----------------

Accounts receivable                                      $ 20,849
Other current assets                                          578
Property, plant and equipment                               3,660
Goodwill                                                  120,851
Acquired customer-related intangibles                      13,810
                                                         --------

   Total assets                                          $159,748
                                                         ========

Accounts payable                                         $  6,710
Accrued liabilities                                         3,326
                                                         --------

                                                         $ 10,036
                                                         ========


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

         Spacelink is included in the Support Services segment. PCA and Pivotal Power are included in the Support Systems segment. The operating results of each are included in consolidated operations since their respective dates of acquisition.

NOTE E - OTHER COMPREHENSIVE INCOME

         A reconciliation of net income to other comprehensive income for the three and six months ended April 30, 2005 and 2004 is as follows:

                                                       Three Months Ended             Six Months Ended
                                                            April 30                      April 30
                                                     ----------------------        -----------------------

                                                      2005            2004          2005            2004
                                                      ----            ----          ----            ----

Net income                                           $19,045        $18,323        $39,656         $34,066

Other components of
 comprehensive
 income, net of tax:

   Currency translation adjustments                     (108)          (159)          (238)           (222)
                                                     -------        -------        -------         -------

Total comprehensive income                           $18,937        $18,164        $39,418         $33,844
                                                     =======        =======        =======         =======


NOTE F - GOODWILL AND INTANGIBLE ASSETS

         The following table presents changes in the Company's goodwill for the Support Systems segment and for the Support Services segment for the six months ended April 30, 2005:

                                 Support         Support
                                 Systems         Services          Total
                                 --------        --------         --------

October 31, 2004                 $ 99,774        $ 67,584         $167,358
Acquisitions                       24,066         120,851          144,917
                                 --------        --------         --------
April 30, 2005                   $123,840        $188,435         $312,275
                                 ========        ========         ========

         The following table presents certain information on the Company's acquired intangible assets. All acquired intangible assets are being amortized over their estimated useful lives with no estimated residual values.

                                       Weighted Average
                                         Amortization            Gross           Accumulated            Net
                                            Period               Amount          Amortization          Amount
                                            ------               ------          ------------          ------
Customer-related intangibles:
     April 30, 2005                        9.5 years            $69,493            $15,124            $54,369
     October 31, 2004                     11.6 years             49,263             10,949             38,314

         Amortization expense related to acquired intangible assets was $2,745 for the three months ended April 30, 2005 and $2,870 for the three months ended April 30, 2004. Amortization expense related to acquired intangible assets was $4,175 for the six months ended April 30, 2005 and $3,580 for the six months ended April 30, 2004.

(Amortization expense related to acquired intangible assets for the three and six months ended April 30, 2004 includes $2,151 related to finalization of the TAMSCO intangible asset valuation. Related TAMSCO amortization expense was $445 and $990, respectively, for the three and six months ended April 30, 2005.) Related estimated amortization expense is $9,655 for the year ending October 31, 2005, $10,425 for the year ending October 31, 2006, $9,676 for the year ending October 31, 2007, $6,473 for the year ending October 31, 2008 and $4,351 for the year ending October 31, 2009.

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

         Borrowings under the Amended Credit Agreement bear interest, at the Company's option, at either the Eurodollar rate plus an applicable margin, or at the higher of the prime rate or the federal funds rate plus one-half of one percent. The margin applicable to the Eurodollar rate varies from 0.625% to 1.375% depending upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio). The Amended Credit Agreement contains certain covenants, including maintaining net worth of at least $265 million, plus 50% of the sum, to extent positive, of the Company's consolidated net income and other comprehensive income (loss) reported after October 31, 2004, plus the net proceeds of all subsequent equity offerings. The Company must also comply with certain financial covenants, including maintenance of a leverage ratio of no greater than 2.75 to 1. The Company is also subject to various other financial and operating covenants and maintenance criteria, including restrictions on the Company's ability to incur additional indebtedness, make investments, create liens, dispose of material assets and enter into merger transactions and acquisitions. As of April 30, 2005, the Company had $116 million in borrowings against the Amended Credit Facility, and was in compliance with all related covenants.

NOTE H - CONTRACTS IN PROCESS AND INVENTORIES

         Contracts in process and inventories of certain of the Company's operating subsidiaries (SEI, Engineered Air, Keco, Fermont, Radian, TAMSCO, Pivotal Power, PCA and Spacelink) represent accumulated contract costs, estimated earnings thereon based upon the percentage of completion method and contract inventories reduced by the contract value of delivered items. Inventories of Marlo Coil, UPSI and EEI are valued at the lower of cost or market using the first-in, first-out method. Contracts in process and inventories are comprised of the following:

                                                       April 30, 2005        October 31, 2004
                                                       --------------        ----------------
         Raw materials                                    $ 1,825                $ 1,874
         Work-in-process                                    5,066                  5,246
         Finished goods                                       372                    493
         Inventories substantially applicable to
          government contracts in process, less
          progress payments of $36,597 and
          $54,629                                          76,531                 53,396
                                                          -------                -------
                                                          $83,794                $61,009
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

         Total assets at April 30, 2005 by segment were $307,558 for Support Systems and $407,594 for Support Services. Goodwill by segment as of April 30, 2005 totaled $123,840 for Support Systems and $188,435 for Support Services.

         The differences in net revenues between the accompanying condensed consolidated statements of income and the reporting segment information as presented below are due to certain reclassifications made to categorize net revenues by their functional nature, as required, on the face of the financial statements.

                                                              Three Months Ended              Six Months Ended
                                                                   April 30                       April 30
                                                             --------------------           --------------------
                                                             2005            2004           2005            2004
                                                             ----            ----           ----            ----
Net Revenues:
   Support Systems                                         $126,691        $130,034       $246,576        $241,828
   Support Services                                         150,100          86,515        273,072         175,657
   Intersegment Revenues                                    (13,023)         (6,413)       (22,347)        (12,219)
                                                           --------        --------       --------        --------
       Total                                               $263,768        $210,136       $497,301        $405,266
                                                           ========        ========       ========        ========

Operating Income from Continuing Operations:
   Support Systems                                         $ 24,197        $ 28,339       $ 45,629        $ 47,317
   Support Services                                           9,080           1,657         20,638           8,922
                                                           --------        --------       --------        --------
                                                             33,277          29,996         66,267          56,239
Interest expense, net                                          (870)           (203)          (616)           (847)
                                                           --------        --------       --------        --------

Income from continuing operations
 before income taxes                                       $ 32,407        $ 29,793       $ 65,651        $ 55,392
                                                           ========        ========       ========        ========

NOTE J - SHAREHOLDERS' EQUITY

       The following summary presents a reconciliation of total shareholders' equity from October 31, 2004 to April 30, 2005:

         Balance at October 31, 2004                      $336,956
         Comprehensive income:
            Net income                                      39,656
            Currency translation adjustments                  (238)
                                                          --------

               Total comprehensive income                   39,418
                                                          --------
         Cash dividends                                       (594)
         Exercise of stock options                          26,666

         Issuance of common stock, including
          $13,243 issued in conjunction
          with the acquisition of Spacelink                 20,136
                                                          --------
         Balance at April 30, 2005                        $422,582
                                                          ========

NOTE K - PENSION AND OTHER POSTRETIREMENT BENEFITS

         The following tables detail the amount of net periodic benefit cost recognized related to the Company's pension and other postretirement benefits for the three and six months ended April 30, 2005 and 2004.

                                                                     Three Months Ended
                                                                          April 30
                                                      ---------------------------------------------------
                                                                                          Other
                                                        Pension Benefits          Postretirement Benefits
                                                      --------------------        -----------------------
                                                      2005            2004           2005          2004
                                                      ----            ----           ----          ----
Service cost                                        $   814         $   706          $ 66          $ 71
Interest cost                                         1,887           1,743           156           169
Expected return on plan assets                       (1,864)         (1,823)
Amortization of prior service cost                      193             148
Actuarial loss                                        1,046             641           103           110
                                                    -------         -------          ----          ----
                                                    $ 2,076         $ 1,415          $325          $350
                                                    =======         =======          ====          ====




                                                                      Six Months Ended
                                                                          April 30
                                                      ---------------------------------------------------
                                                                                          Other
                                                        Pension Benefits          Postretirement Benefits
                                                      --------------------        -----------------------
                                                      2005            2004           2005          2004
                                                      ----            ----           ----          ----
Service cost                                        $ 1,628         $ 1,412          $131          $142
Interest cost                                         3,776           3,486           314           337
Expected return on plan assets                       (3,727)         (3,646)
Amortization of prior service cost                      351             297
Actuarial loss                                        2,092           1,282           205           221
                                                    -------         -------          ----          ----
                                                    $ 4,120         $ 2,831          $650          $700
                                                    =======         =======          ====          ====

         As of April 30, 2005, $4,000 of contributions have been made to pension and other postretirement benefit plans. The Company anticipates contributing an additional $4,000 to fund the pension and other postretirement benefit plans in 2005 for a total of $8,000.

NOTE L - DISCONTINUED OPERATIONS

         The Company completed the sale of Engineered Specialty Plastics, Inc. (ESP), a wholly-owned subsidiary, in the quarter ended April 30, 2003 to a private equity group (the Buyers). The Buyers subsequently alleged that the Company breached certain representations made under the related Stock Purchase Agreement (the Agreement) and sought a claim for associated damages under the binding arbitration provisions of the Agreement. During the quarter ended April 30, 2005, the Company and the Buyers reached a settlement on this claim, which included modification of the Company's $3.2 million note receivable from the Buyers to provide for suspension of interest charges and payments through July 31, 2006, extension of the note's repayment term to a balloon payment now due in April 2009, and the release of the underlying real estate collateral securing the note. Because of this settlement, the Company recorded a charge for the impairment of the note during the quarter ended April 30, 2005 equal to $1.7 million, or $1.0 million net of income tax. This amount is reflected in discontinued operations on the Condensed Consolidated Statements of Income for the three and six months ended April 30, 2005.

NOTE M - STOCK SPLIT

         On April 15, 2005, the Company effected a three-for-two stock split in the form of a 50% stock dividend. All per share amounts in this report have been restated to reflect this split.

NOTE N - SUBSEQUENT EVENTS

         Effective May 1, 2005, the Company acquired all of the outstanding stock of Mobilized Systems, Inc. (MSI), which designs, manufactures and tests highly specialized trailers, shelters and environmental control systems, primarily for the defense industry. The purchase price was $17.0 million and is subject to a final working capital adjustment. The purchase price was financed with short-term borrowings under the Company's revolving credit facility.

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

RESULTS OF OPERATIONS

         Consolidated net revenues increased $53.7 million, or 25.5%, to $263.8 million in the second quarter of 2005 compared to $210.1 million in the second quarter of 2004. The increase was due in part to additional revenues from refurbishment of M1000 Heavy Equipment Transporters ($9.7 million increase), satellite telecommunications support activities for deployed troops abroad ($13.5 million increase) and the installation of vehicle uparmor kits ($22.1 million increase). These revenue increases were partially offset by reduced work on the 60-K Tunner Aircraft Cargo Loader ($7.7 million decrease) as the production phase of this long-term program wound down in the quarater ended April 30, 2005, as well as reduced deliveries of the Manportable Surveillance and Target Acquisition Radar (MSTAR) perimeter security program for which a large base security subcontract for Northrup Grumman was completed in the fourth quarter of 2004 ($19.1 million decrease). In addition, more recently acquired subsidiaries, PCA (acquired January 7, 2005) and Spacelink (acquired effective February 1, 2005), added a combined $25.4 million of incremental revenues in the second quarter of 2005. Gross profit for the quarter ended April 30, 2005 increased $6.9 million, or 12.9%, to $60.3 million (22.9% of consolidated net revenues) from $53.4 million (25.4% of consolidated net revenues) in the comparable 2004 period. Revenue growth of $53.7 million resulted in the increase in gross profit. However, lower gross margins for the second quarter of 2005 reflect a less favorable revenue mix, primarily resulting from a greater percentage of generally lower margin Support Services segment revenues, as well as the impact of production delays combined with increased estimated costs on the Deployable Power Generation and Distribution System (DPGDS) program, a large, mobile power generation system used by military forces deployed around the globe. The Company has addressed the underlying causes of performance issues with the primary power units, a key component of the DPGDS, and is in the process of implementing a remediation plan. Program revenues of approximately $26 million and related gross profit of approximately $9 million had been previously expected by the Company to be derived from the DPGDS program for the second quarter of 2005. However, the curtailment of primary power unit production during the second quarter, along with increased estimated costs required for the extensive testing and retrofit costs of fielded units, resulted in revenues and gross profit of $8.5 million and $1.4 million, respectively, on the program. Pending the timely and successful implementation of its identified solutions, the Company expects that the DPGDS program will return to full rate production early in the fourth quarter of 2005. Selling, general and administrative expense increased $3.7 million, or 15.7%, in the second quarter of 2005 to $27.1 million (10.3% of consolidated net revenues) from $23.4 million (11.1% of consolidated net revenues) in the second quarter of 2004. Selling, general and administrative expense for PCA and Spacelink accounted for $3.3 million of the $3.7 million increase, with the remaining increase required to support higher operating levels. As a result of the above, operating income from continuing operations increased $3.3 million, or 10.9%, in the quarter ended April 30, 2005 to $33.3 million from $30.0 million in the second quarter of 2004.

         Consolidated net revenues increased $92.0 million, or 22.7%, to $497.3 million in the first six months of 2005 compared to $405.3 million in the first six months of 2004. The increase was due in part to additional revenues from refurbishment of M1000 Heavy Equipment Transporters ($15.8 million increase), satellite telecommunications support activities for deployed troops abroad ($28.3 million increase) and the installation of vehicle uparmor kits ($32.9 million increase). These revenue increases were partially offset by reduced work on the 60-K Tunner Aircraft Cargo Loader ($13.9 million decrease), as well as reduced MSTAR deliveries ($31.5 million decrease). In addition, more recently acquired subsidiaries, Pivotal Power (acquired December 5, 2003), PCA (acquired January 3, 2005) and Spacelink (acquired effective February 1, 2005), added a combined $26.8 million of incremental revenues in the first six months of 2005. Gross profit for the six months ended April 30, 2005 increased $18.2 million, or 18.2%, to $117.9 million (23.7% of consolidated net revenues) from $99.7 million (24.6% of consolidated net revenues) in the comparable 2004 period. Revenue growth of $92.0 million resulted in the increase in gross profit. However, lower gross margins for the first six months of 2005 reflect a less favorable revenue mix, primarily resulting from a greater percentage of generally lower margin Support Services segment revenues, as well as the impact of production delays and increased estimated costs on the DPGDS program. The previously discussed DPGDS production delays and increased cost estimates also contributed to lower gross margins in the first six months of 2005 versus the comparable period in 2004. Selling, general and administrative expense increased $8.2 million, or 19.0%, in the first six months of 2005 to $51.6 million (10.4% of consolidated net revenues) from $43.4 million (10.7% of consolidated net revenues) in the first six months of 2004. Selling, general and administrative expense for Pivotal Power, PCA and Spacelink accounted for $4.3 million of the $8.2 million increase, with the remaining increase required to support higher operating levels. As a result of the above, operating income from continuing operations increased $10.1 million, or 17.8%, in the first six months of 2005 to $66.3 from $56.2 million in the first six months of 2004.

         SUPPORT SYSTEMS. Net revenues in the second quarter of 2005 for the Support Systems segment totaled $126.7 million compared to $130.0 million (prior to the elimination of intersegment revenues in each period) for the same period in the prior year, a 2.6% decrease. The results for the quarter ended April 30, 2005 reflect the inclusion of $4.1 million in incremental net revenues from PCA during the second quarter. The overall decrease was primarily due to a $7.7 million revenue reduction on the 60-K Tunner Aircraft Cargo Loader, as the production phase of this long-term program was completed in the quarter ended April 20, 2005, and to a $19.1 million revenue reduction on the MSTAR program, for which a large base security subcontract for Northrup Grumman was completed in the fourth quarter of 2004. These decreases were offset in part by a $9.7 million revenue increase from refurbishment of M1000 Heavy Equipment Transporters, and by a $5.6 million increase in intersegment work performed for the Support Services segment. Gross profit for the segment decreased by $2.7 million, or 6.3%, in the quarter ended April 30, 2005 to $39.1 million (30.9% of segment revenues) from $41.8 million (32.1% of segment revenues) in the prior year quarter as a result of the above revenue decreases, as well as overall product mix change. Quarterly operating income for the segment decreased to $24.2 million (19.1% of segment revenues) compared to $28.3 million (21.8% of segment revenues) last year. Decreased revenues, related gross profit reductions and a $1.4 million, or approximately 10%, increase is segment selling, general and administrative expense led to the lower results for the Support Systems segment.

         Net revenues in the first six months of 2005 for the Support Systems segment totaled $246.6 million compared to $241.8 million (prior to the elimination of intersegment revenues in each period) for the same period in the prior year, a 2.0% increase. The results for the six months ended April 30, 2005 reflect the inclusion of $5.4 million in incremental net revenues from Pivotal Power and PCA during the first six months of 2005. The overall decrease was primarily due to a $13.9 million revenue reduction on the 60-K Tunner Aircraft Cargo Loader and to a $31.5 million revenue reduction on the MSTAR program. These decreases were offset in part by a $15.8 million revenue increase from refurbishment of M1000 Heavy Equipment Transporters, and by a $9.5 million increase in intersegment work performed for the Support Services segment. Gross profit for the segment increased by $1.3 million, or 1.7%, in the six months ended April 30, 2005 to $75.2 million (30.5% of segment revenues) from $73.9 million (30.5% of segment revenues) in the first six months of the prior year. Segment operating income for the six months ended April 30, 2005 decreased to $45.6 million (18.5% of segment revenues) compared to $47.3 million (19.6% of segment revenues) last year primarily as a result of a $3.0 million increase in segment selling, general and administrative expense.

       SUPPORT SERVICES. Net revenues for the Support Services segment increased to

$150.1 million, an increase of $63.6 million, or 73.5%, compared to $86.5 million (prior to the elimination of intersegment revenues in each period) for the second quarter of 2005. The most significant year-over-year revenue increases were generated by satellite telecommunications support for deployed forces ($13.5 million) and the vehicle uparmor kit program ($22.1 million). In addition, Spacelink (acquired effective February 1, 2005) added $21.3 million of incremental revenues in the second quarter of 2005. Gross profit for the segment increased by $9.7 million, or 82.7%, in the quarter ended April 30, 2005 to $21.3 million (14.2% of segment revenues) from $11.6 million (13.5% of segment revenues) in the prior year quarter primarily as a result of increased revenues. Segment operating income for the second quarter of 2005 totaled $9.1 million (6.0% of segment revenues) compared to $1.7 million (1.9% of segment revenues) in the same period last year. Although incremental revenues and related gross profit contributions led to the overall improved results for the Support Services segment, the segment's operating profit for the second quarter of 2004 was abnormally low due to the inclusion of a significant amount of lower margin "pass-through" revenues on certain contracts, as well as $2.2 million in non-cash amortization charges for customer-related intangibles from the May 2003 acquisition of TAMSCO. Also constraining profits for the quarter ended April 30, 2005 was the fact that the Company had anticipated DPGDS program revenues of approximately $26 million and related gross profit of approximately $9 million during the three months ended April 30, 2005. However, the curtailment of DPGDS primary power unit production during the second quarter, along with increased estimated costs required for the extensive testing and retrofit costs of fielded units, resulted in revenues and gross profit of $8.5 million and $1.4 million, respectively, on the program. Pending the timely and successful implementation of its identified solutions, the Company expects that the DPGDS program will return to full rate production early in the fourth quarter of 2005.

         Net revenues for the Support Services segment increased to $273.1 million, an increase of $97.4 million, or 55.5%, compared to $175.7 million (prior to the elimination of intersegment revenues in each period) for the first six months of 2005. The most significant year-over-year revenue increases were generated by satellite telecommunications support for deployed forces ($28.3 million) and the vehicle uparmor kit program ($32.9 million). In addition, Spacelink (acquired effective February 1, 2005) added $21.3 million of incremental revenues in the first six months of 2005. Gross profit for the segment increased by $16.9 million, or 65.4% in the six months ended April 30, 2005 to $42.7 million (15.6% of segment revenues) from $25.8 million (14.7% of segment revenues) in the first six months of 2004 primarily as a result of increased revenues. Segment operating income for the first six months of 2005 totaled $20.6 million (7.6% of segment revenues) compared to $8.9 million (5.1% of segment revenues) in the same period last year. The $97.4 million increase in segment revenues provided significant gross profit increases as well as leveraging existing fixed overhead costs, which led to the overall improved results for the Support Services segment.

         CONSOLIDATED RESULTS OF OPERATIONS. Net interest expense totaled $0.9 million in the second quarter of 2005 compared to $0.2 million in the second quarter of 2004 as a result of increased borrowing levels necessary for the acquisitions of PCA and Spacelink in 2005. Net interest expense totaled $0.6 million and $0.8 million for the six months ended April 30, 2005 and 2004, respectively. The effective income tax rate was 38.0% for the three and six month periods ended April 30, 2005 compared to 38.5% for the three and six month periods ended April 30, 2004. This reduction is primarily a result of the Company's ongoing state income tax reduction initiatives. As a result of the foregoing, net income from continuing operations increased 9.7% to $20.1 million (7.6% of consolidated net revenues) in the quarter ended April 30, 2005 as compared to $18.3 million (8.7% of consolidated net revenues) in the second quarter of 2004, and net income from continuing operations increased 19.5% to $40.7 million (8.2% of consolidated net revenues) in the first six months of 2005 as compared to $34.1 million (8.4% of consolidated net revenues) in the first six months of 2004.

         Based on second quarter results, existing backlog and anticipated orders, the Company anticipates that 2005 revenues will approximate $1.02 billion to $1.05 billion, and that earnings per share from continuing operations will approximate between $2.00 and $2.03. These estimates include the operations of Mobilized Systems, Inc. (MSI), which was acquired May 1, 2005.

         DISCONTINUED OPERATIONS. The Company completed the sale of Engineered Specialty Plastics, Inc. (ESP), a wholly-owned subsidiary, in the quarter ended April 30, 2003 to a private equity group (the Buyers). The Buyers subsequently alleged that the Company breached certain representations made under the related Stock Purchase

Agreement (the Agreement) and sought a claim for associated damages under the binding arbitration provisions of the Agreement. During the quarter ended April 30, 2005, the Company and the Buyers reached a settlement on this claim, which included modification of the Company's $3.2 million note receivable from the Buyers to provide for suspension of interest charges and payments through July 31, 2006, extension of the note's repayment term to a balloon payment now due in April 2009, and the release of the underlying real estate collateral securing the note. Because of this settlement, the Company recorded a charge for the impairment of the note during the quarter ended April 30, 2005 equal to $1.7 million, or $1.0 million net of income tax. This amount is reflected in discontinued operations on the Condensed Consolidated Statements of Income for the three and six months ended April 30, 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In October 2004, Congress passed the American Jobs Creation Act of 2004 (the Jobs Creation Act). The Jobs Creation Act includes numerous provisions that may materially affect business practices and accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Jobs Creation Act provides a phased-in deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. In December 2004, the FASB issued two FASB Staff Positions (FSP) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities (FSP 109-1) and (2) the one-time tax benefit for the repatriation of foreign earnings (FSP 109-2). This guidance applies to financial statements for periods ending after the date the Act was enacted. The Jobs Creation Act also provides for a change in the period of application for foreign tax credits, elimination of the 90-percent limitation of foreign tax credits against Alternative Minimum Tax, expanded disallowance of interest on convertible debt, and tax shelter disclosure penalties. The Company adopted FSP 109-1 and FSP 109-2 in the first quarter of 2005. The Company anticipates that the Jobs Creation Act and related FASB pronouncements will have a material impact on the Company's financial statements in future periods. However, the Company has determined that this impact is not material for the three and six months ended April 30, 2005 and will not be material for the year ending October 31, 2005.

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

         In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment", (SFAS 123R). SFAS 123R requires companies to expense the value of employee stock options and similar awards. This statement is effective November 1, 2005 for the Company. The Company is currently evaluating its compensation policies and practices, along with the impact of SFAS 123R on its results of operations.

         In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant impact on the consolidated financial statements.

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

         Borrowings under the Amended Credit Agreement bear interest, at the Company's option, at either the Eurodollar rate plus an applicable margin, or at the higher of the prime rate or the federal funds rate plus one-half of one percent. The margin applicable to the Eurodollar rate varies from 0.625% to 1.375% depending upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio). The Amended Credit Agreement contains certain covenants, including maintaining net worth of at least $265 million, plus 50% of the sum, to extent positive, of the Company's consolidated net income and other comprehensive income (loss) reported after October 31, 2004, plus the net proceeds of all subsequent equity offerings. The Company must also comply with certain financial covenants, including maintenance of a leverage ratio of no greater than 2.75 to 1. The Company is also subject to various other financial and operating covenants and maintenance criteria, including restrictions on the Company's ability to incur additional indebtedness, make investments, create liens, dispose of material assets and enter into merger transactions and acquisitions. As of April 30, 2005, the Company had $116 million in borrowings against the Amended Credit Facility, and was in compliance with all related covenants.

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

         Effective February 1, 2005, the Company acquired all of the outstanding stock of Spacelink, which designs, integrates, operates and maintains deployed satellite and wireless networks for the U.S. Department of Defense (DOD), the U.S. intelligence community and other forward deployed federal agencies and multinational organizations worldwide. The purchase price, including transaction costs, was $149.7 million, which included consideration of $13.2 million in the common stock of the Company and cash consideration financed with short-term borrowings under the Company's revolving credit facility. The purchase price is net of $1.8 million of cash acquired. The purchase price is also subject to a working capital adjustment and to certain contingent cash consideration based upon Spacelink's earnings before interest, taxes, depreciation and amortization, as defined, for each of the twelve month periods ending January 31, 2006 and 2007. The fair value of assets acquired, including goodwill of $120.9 million and acquired customer-related intangibles of $13.8 million, was $159.7 million and liabilities assumed totaled $10.0 million.

         At April 30, 2005, the Company's working capital and ratio of current assets to current liabilities were $33.3 million and 1.13 to 1 as compared with $112.0 million and 1.85 to 1 at October 31, 2004. The significant changes in working capital and the ratio of current assets to current liabilities from October 31, 2004 are due to the increase in short-term borrowings against the Company's revolving credit facility, which were required as a result of the PCA and Spacelink acquisitions. Net cash provided by operations totaled $29.0 million for the first six months of 2005 compared to net cash provided by operations of $20.7 million for the first six months of 2004. Investment in property, plant and equipment totaled $5.1 million and $4.1 million for the first six months of 2005 and 2004, respectively. The Company anticipates that capital expenditures in 2005 should not exceed $15.0 million. Management believes that cash flow generated from operations, together with the available line of credit, will provide the necessary resources to meet the needs of the Company in the foreseeable future.

         During the six months ended April 30, 2005 and 2004, the Company received proceeds of $26.7 million and $37.8 million related to the exercise of stock options.

BUSINESS AND MARKET CONSIDERATIONS

         Approximately 93% of consolidated net revenues for the six months ended April 30, 2005 were directly or indirectly derived from defense orders by the U.S. government and its agencies. As of April 30, 2005, the Company's funded backlog of orders totaled $598.9 million, with related customer options of an additional $1,460.1 million. These amounts compare to funded backlog of $588.1 million and related customer options of an additional $849.1 million as of October 31, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES.

         As of April 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules

13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

         There have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   PART II
                              OTHER INFORMATION

Item 1   Legal Proceedings

The Company completed the sale of Engineered Specialty Plastics, Inc. (ESP), a wholly-owned subsidiary, in the quarter ended April 30, 2003 to a private equity group (the Buyers). The Buyers subsequently alleged that the Company breached certain representations made under the related Stock Purchase Agreement (the Agreement) and sought $6.0 million in damages from the Company. Under the terms of the Agreement, this claim was subject to binding arbitration. During the quarter ended April 30, 2005, the Company and the Buyers reached a settlement on this claim, which included modification of the Company's $3.2 million note receivable from the Buyers to provide for suspension of interest charges and payments through July 31, 2006, extension of the note's repayment term to a balloon payment now due in April 2009, and the release of the underlying real estate collateral securing the note.

Item 2   Unregistered Sales of Equity Securities

Effective February 1, 2005, the Company acquired all of the membership interests of Spacelink International, LLC ("Spacelink"). A portion of the purchase price paid by the Company at closing consisted of the issuance by the Company of 342,438 post-split shares of its restricted common stock valued at approximately $13.2 million. The Company issued these shares of common stock to the sellers of Spacelink's membership interests, Spacelink International LTD., a Delaware corporation and SatComSolutions LLC, a Delaware limited liability company. The common stock was issued as a private placement of securities under Section 4(2) of the Securities Act of 1933.

Item 3   Not Applicable

Item 4   Submission of Matters to a Vote of Security Holders

         (a)   The Company's annual shareholders' meeting was held on March
               1, 2005.

         (b) The following individuals were nominated and elected to the Board of Directors for a term of three years (2008):

                  Gerald A. Potthoff
                  Gary C. Gerhardt
                  Thomas J. Guilfoil
                  James A. Schaefer
                  MG George E. Friel (U.S. Army, Retired)
                  General Charles T. Robertson, Jr. (U.S. Air Force, Retired)

               The following directors continued in service of their terms following the meeting:

                  Michael F. Shanahan, Sr.
                  Ronald W. Davis
                  William H.T. Bush
                  General Michael P.C. Carns (U.S. Air Force, Retired)
                  S. Lee Kling

                  LTG Kenneth E. Lewi (U.S. Army, Retired)
                  General Crosbie E. Saint (U.S. Army, Retired)
                  Michael F. Shanahan, Jr.
                  Earl W. Wims

         (c) The proposal for the approval of the Engineered Support Systems, Inc. 2005 Non-Executive Stock Option Plan and the allocation of 400,000 shares of Engineered Support Systems, Inc. common stock to the Plan was approved. There were 15,789,894 shares voted for the proposal, 3,945,091 shares voted against the proposal and 5,519,024 shares representing abstentions or broker non- votes.

         (d)   Not Applicable

Item 5   Not Applicable

Item 6   Exhibits

         See Exhibit Index

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ENGINEERED SUPPORT SYSTEMS, INC.

         Date: June 9, 2005
               ------------

                                        By: /s/ Gerald A. Potthoff
                                           ---------------------------------
                                           Gerald A. Potthoff
                                           Vice Chairman and Chief Executive
                                           Officer

         Date: June 9, 2005
               ------------

                                        By: /s/ Gary C. Gerhardt
                                           ---------------------------------
                                           Gary C. Gerhardt
                                           Vice Chairman and Chief
                                           Financial Officer

         Date: June 9, 2005
               ------------

                                        By: /s/ Steven J. Landmann
                                           ---------------------------------
                                           Steven J. Landmann
                                           Senior Vice President - Controller
                                           and Chief Accounting Officer

                                    EXHIBIT INDEX

          3.1 Articles of Incorporation of Engineered Support Systems, Inc. filed July 10, 1985 on Form S-1 Registration Statement, registration number 2-98909 as amended on August 13, 1985 and August 21, 1985, and incorporated herein by reference.

          3.2 Amendments of Articles of Incorporation filed January 30, 2004 on the Company's Annual Report on Form 10-K, and incorporated herein by reference.

          3.3 Amended and Restated By-Laws of Engineered Support Systems, Inc. filed January 30, 2004 on the Company's Annual Report on Form 10-K, and incorporated herein by reference.

         10.1 Consulting Agreement with Michael F. Shanahan, Sr. dated May 1, 2005 filed as Exhibit 10.1 to the Company's Form 8-K/A filed May 6, 2005, and incorporated herein by reference.

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

         10.5 Employment Agreement with Daniel A. Rodrigues dated April 11, 2005 filed as Exhibit 10.2 to the Company's Form 8-K/A filed May 6, 2005, and incorporated herein by reference.

         10.6 Purchase Agreement by and between Engineered Support Systems, Inc. and Spacelink International LLC, Spacelink International LTD and SatComSolutions LLC dated December 9, 2004 filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K filed January 14, 2005, as amended, and incorporated herein by reference.

         10.7 Closing Letter amending the Purchase Agreement by and between Engineered Support Systems, Inc. and Spacelink International LLC, Spacelink International LTD and SatComSolutions LLC dated February 7, 2005.

         10.8 Stock Purchase Agreement by and between Prospective Computer Analysts Incorporated, Edward Wenger, The Lauren Wenger 2004 GRAT, The Eric Wenger 2004 GRAT, the Mitchell Wenger 2004 GRAT and Engineered Support Systems, Inc. dated January 7, 2005 filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K filed January 14, 2005, as amended, and incorporated herein by reference.

         10.9 Amended and Restated Credit Agreement dated as of January 27, 2005 among Engineered Support Systems, Inc., as the Borrower, Bank of America, N.A. and the Other Lenders Party Hereto filed as Exhibit 99 to the Company's Current Report on Form 10-Q filed February 2, 2005 and incorporated herein by reference.

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