Form 10-Q
period 2005-07-31
ENGINEERED SUPPORT SYSTEMS INC
filed 2005-09-09
CIK 772891

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                  FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the nine months ended July 31, 2005         Commission file number 0-13880

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

         Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes    No  X
                                                   ---    ---

         The number of shares of the Registrant's common stock, $.01 par value, outstanding at August 31, 2005 was 41,784,442.

                      ENGINEERED SUPPORT SYSTEMS, INC.

                                    INDEX

                                                                            Page
                                                                            ----
Part I - Financial Information

      Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of July 31, 2005 and
         October 31, 2004.................................................    3

         Condensed Consolidated Statements of Income for the three and
         nine months ended July 31, 2005 and 2004.........................    4

         Condensed Consolidated Statements of Cash Flows for the nine
         months ended July 31, 2005 and 2004..............................    5

         Notes to Condensed Consolidated Financial Statements ............    6

      Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...........................   18

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk.   29

      Item 4.  Controls and Procedures....................................   29

Part II - Other Information

      Item 6 .............................................................   31

Signatures ...............................................................   32

Exhibits .................................................................   33

                                   PART I

                            FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  ENGINEERED SUPPORT SYSTEMS, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands, except per share amounts)

                                                                  July 31              October 31
                                                                   2005                   2004
                                                                -----------            ----------
                                                                (Unaudited)
                               ASSETS

Current Assets
  Cash and cash equivalents                                      $ 12,027               $ 33,153
  Accounts receivable                                             155,036                139,191
  Contracts in process and inventories                             80,271                 61,009
  Deferred income taxes                                             6,921                  6,921
  Other current assets                                              6,691                  2,846
                                                                 --------               --------
    Total Current Assets                                          260,946                243,120

Property, plant and equipment, less accumulated
 depreciation of $34,873 and $29,177                               52,719                 46,946
Goodwill                                                          324,960                167,358
Acquired customer-related intangibles                              54,699                 38,314
Deferred income taxes                                               2,557                  1,876
Other assets                                                       12,982                 13,520
                                                                 --------               --------
    Total Assets                                                 $708,863               $511,134
                                                                 ========               ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable                                                  $ 86,000               $
  Current maturities of long-term debt                                313                    340
  Accounts payable                                                 63,416                 71,796
  Other current liabilities                                        67,186                 58,936
                                                                 --------               --------
    Total Current Liabilities                                     216,915                131,072

Long-term debt                                                      1,946                    781
Minimum pension liability                                          28,237                 28,237
Other liabilities                                                  14,219                 14,088
Shareholders' Equity
  Common stock, par value $.01 per share; 85,000
   shares authorized; 41,780 and 26,642 shares issued                 418                    266
  Additional paid-in capital                                      201,406                151,805
  Retained earnings                                               263,605                202,730
  Accumulated other comprehensive loss                            (17,883)               (17,845)
                                                                 --------               --------
                                                                  447,546                336,956
                                                                 --------               --------
    Total Liabilities and Shareholders' Equity                   $708,863               $511,134
                                                                 ========               ========

See notes to condensed consolidated financial statements.

                                           ENGINEERED SUPPORT SYSTEMS, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                       (in thousands, except per share amounts)
                                                       (UNAUDITED)

                                                        Three Months Ended                      Nine Months Ended
                                                              July 31                                 July 31
                                                    --------------------------             ----------------------------
                                                      2005              2004                 2005                2004
                                                    --------          --------             --------            --------

Net revenues:
  Products                                          $145,754          $155,179             $425,279            $419,317
  Services                                           112,981            66,812              330,757             207,940
                                                    --------          --------             --------            --------
                                                     258,735           221,991              756,036             627,257
                                                    --------          --------             --------            --------
Cost of revenues:
  Products                                            98,572           107,526              284,904             288,025
  Services                                            96,713            57,649              289,814             182,720
                                                    --------          --------             --------            --------
                                                     195,285           165,175              574,718             470,745
                                                    --------          --------             --------            --------

Gross profit                                          63,450            56,816              181,318             156,512
Selling, general and administrative expense           26,362            22,133               77,983              65,519
Restructuring income (expense)                                               5                                      (61)
Gain (loss) on sale of assets                             (6)           (1,285)                  14              (1,290)
                                                    --------          --------             --------            --------
Operating income from continuing
 operations                                           37,082            33,403              103,349              89,642

Interest expense                                        (868)             (156)              (1,940)             (1,159)
Interest income                                          181                95                  637                 251
                                                    --------          --------             --------            --------
Income from continuing operations                     36,395            33,342              102,046              88,734
Income tax provision                                  13,831            12,836               38,778              34,162
                                                    --------          --------             --------            --------
Net income from continuing operations                 22,564            20,506               63,268              54,572

Loss on sale of
 discontinued operations,
 net of income tax                                                                            1,048
                                                    --------          --------             --------            --------
    Net income                                      $ 22,564          $ 20,506             $ 62,220            $ 54,572
                                                    ========          ========             ========            ========

Basic earnings per share:
  Continuing operations                             $   0.54          $   0.52             $   1.54            $   1.41
  Discontinued operations                                                                     (0.03)
                                                    --------          --------             --------            --------
    Total                                           $   0.54          $   0.52             $   1.51            $   1.41
                                                    ========          ========             ========            ========

Diluted earnings per share:
  Continuing operations                             $   0.52          $   0.49             $   1.47            $   1.31
  Discontinued operations                                                                     (0.03)
                                                    --------          --------             --------            --------
    Total                                           $   0.52          $   0.49             $   1.44            $   1.31
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

                                      ENGINEERED SUPPORT SYSTEMS, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                               (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                            July 31
                                                                                  --------------------------
                                                                                     2005             2004
                                                                                  ---------         --------
From operating activities:
  Net income from continuing operations                                           $  63,268         $ 54,572
  Depreciation and amortization                                                      13,374            9,534
  (Gain) loss on sale of assets                                                         (14)           1,290
                                                                                  ---------         --------
    Cash provided before changes in operating
     assets and liabilities                                                          76,628           65,396

  Net increase in non-cash current assets                                            (7,463)         (42,105)
  Net increase (decrease) in non-cash current liabilities                           (11,937)             397
  Net changes in other assets and liabilities                                         1,935           (4,702)
                                                                                  ---------         --------

    Net cash provided by operating activities                                        59,163           18,986
                                                                                  ---------         --------

From investing activities:
  Purchase of Spacelink, net of cash acquired                                      (136,480)
  Purchase of PCA, net of cash acquired                                             (37,648)
  Purchase of MSI, net of cash acquired                                             (15,746)
  Purchase of TAMSCO, net of cash acquired                                                            (7,440)
  Purchase of Pivotal, net of cash acquired                                                          (10,064)
  Purchase of UPSI, net of cash acquired                                                              (2,026)
  Purchase of EEI, net of cash acquired                                                                  (99)
  Additions to property, plant and equipment                                         (7,680)          (6,228)
  Proceeds from sale of property, plant and equipment                                    59            5,674
                                                                                  ---------         --------

    Net cash used in investing activities                                          (197,495)         (20,183)
                                                                                  ---------         --------

From financing activities:
  Net borrowings (payments) under line-of-credit agreement                           86,000          (46,100)
  Payments of long-term debt                                                           (263)            (182)
  Proceeds of long-term debt                                                          1,405              378
  Exercise of stock options                                                          27,264           56,331
  Issuance of common stock to employee stock purchase plan                            4,170            3,076
  Cash dividends                                                                     (1,346)            (932)
                                                                                  ---------         --------

    Net cash provided by financing activities                                       117,230           12,571
                                                                                  ---------         --------

Effect of exchange rate changes on cash                                                 (24)              19
                                                                                  ---------         --------
Net increase (decrease) in cash and cash equivalents                                (21,126)          11,393

Cash and cash equivalents at beginning of period                                     33,153            2,880
                                                                                  ---------         --------

Cash and cash equivalents at end of period                                        $  12,027         $ 14,273
                                                                                  =========         ========

See notes to condensed consolidated financial statements.

                      ENGINEERED SUPPORT SYSTEMS, INC.
                       NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS (UNAUDITED)
                  (in thousands, except per share amounts)
                                JULY 31, 2005

NOTE A - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared by Engineered Support Systems, Inc. (the Company) without audit and include the accounts of the Company and its wholly-owned subsidiaries. These subsidiaries are organized within the Company's two business segments: Support Systems and Support Services. The Support Systems segment includes the operations of Systems & Electronics Inc. (SEI), Keco Industries, Inc. (Keco), Engineered Air Systems, Inc. (Engineered Air), Engineered Coil Company, d/b/a Marlo Coil (Marlo Coil), Engineered Electric Company, d/b/a Fermont (Fermont), Universal Power Systems, Inc. (UPSI), Engineered Environments, Inc. (EEI), Pivotal Power Inc. (Pivotal Power), Prospective Computer Analysts Incorporated (PCA) and Mobilized Systems, Inc.
(MSI). The Support Services segment includes the operations of Technical and Management Services Corporation (TAMSCO), Radian, Inc. (Radian), ESSIbuy.com, Inc. (ESSIbuy) and Spacelink International, LLC (Spacelink). In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In October 2004, Congress passed the American Jobs Creation Act of 2004 (the Jobs Creation Act). The Jobs Creation Act includes numerous provisions that may materially affect business practices and accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Jobs Creation Act provides a phased-in deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. In December 2004, the FASB issued two FASB Staff Positions (FSP) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities (FSP 109-1) and (2) the one-time tax benefit for the repatriation of foreign earnings (FSP 109-2). This guidance applies to financial statements for periods ending after the date the Act was enacted. The Jobs Creation Act also provides for a change in the period of application for foreign tax credits, elimination of the 90-percent limitation of foreign tax credits against Alternative Minimum Tax, expanded disallowance of interest on convertible debt, and tax shelter disclosure penalties. The Company adopted FSP 109-1 and FSP 109-2 in the first quarter of 2005. The Company anticipates that the Jobs Creation Act and related FASB pronouncements will have a material impact on the Company's financial statements in future periods. However, the Company has determined that this impact is not material for the three and nine months ended July 31, 2005 and will not be material for the year ending October 31, 2005.

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

         In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123R). SFAS 123R requires companies to expense the value of employee stock options and similar awards. This statement is effective November 1,

2005 for the Company. The Company is currently evaluating its compensation policies and practices, along with the impact of SFAS 123R on its results of operations.

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

         Basic earnings per share for the three months ended July 31, 2005 and 2004 is based on average basic common shares outstanding of 41,717 and 39,518, respectively. Diluted earnings per share for the three months ended July 31, 2005 and 2004 is based on average diluted common shares outstanding of 43,379 and 42,099, respectively.

         Basic earnings per share for the nine months ended July 31, 2005 and 2004 is based on average basic common shares outstanding of 41,161 and 38,666, respectively. Diluted earnings per share for the nine months ended July 31, 2005 and 2004 is based on average diluted common shares outstanding of 43,068 and 41,729, respectively.

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

                                                                   Three Months Ended          Nine Months Ended
                                                                         July 31                   July 31
                                                                   -------------------        -------------------
                                                                    2005        2004           2005        2004
                                                                   -------     -------        -------     -------
Reported net income from continuing operations                     $22,564     $20,506        $63,268     $54,572
Total stock-based employee compensation expense
 determined under the fair value method for all stock
 option awards, net of income tax                                    3,918       1,936          4,286       2,502
                                                                   -------     -------        -------     -------
Pro forma net income from continuing operations                    $18,646     $18,570        $58,982     $52,070
                                                                   =======     =======        =======     =======
Earnings per share from continuing operations:
  Basic - as reported                                              $  0.54     $  0.52        $  1.54     $  1.41
                                                                   =======     =======        =======     =======
  Basic - pro forma                                                $  0.45     $  0.47        $  1.43     $  1.35
                                                                   =======     =======        =======     =======
  Diluted - as reported                                            $  0.52     $  0.49        $  1.47     $  1.31
                                                                   =======     =======        =======     =======
  Diluted - pro forma                                              $  0.43     $  0.44        $  1.37     $  1.25
                                                                   =======     =======        =======     =======


         Historically, options granted have been fully vested at grant date. The fair value of options at the grant date was estimated using the Black-Scholes model with the following weighted average assumptions for the three and nine months ended July 31, 2005 and 2004: an expected life of 1.5 years, volatility of 26% and 36%, a dividend yield of 0.07% and 0.12% and a risk-free interest rate of 3.52% and 3.25%, respectively. The weighted average fair value of options granted in the three and nine months ended July 31, 2005 and 2004 was $5.37 and $5.03 per share, respectively.

NOTE D - ACQUISITIONS

         Effective May 1, 2005, the Company acquired all of the outstanding stock of Mobilized Systems, Inc. (MSI), which designs, manufactures and tests highly specialized trailers, shelters and environmental control systems, primarily for the defense industry.

The purchase price was $17.5 million, net of cash acquired. $15.7 million of the purchase price has been paid as of July 31, 2005, with an additional $1.0 million accrued as of that date related to the final working capital adjustment. The remaining $0.8 million of consideration is in the form of long-term promissory notes payable to the sellers. The purchase price is being finalized with short-term borrowings under the Company's revolving credit facility. The fair value of assets acquired, including goodwill of $12.7 million and customer-related intangibles of $3.2 million, was $19.1 million and liabilities totaled $1.6 million.

         Effective February 1, 2005, the Company acquired all of the outstanding stock of Spacelink, which designs, integrates, operates and maintains deployed satellite and wireless networks for the U.S. Department of Defense (DoD), the U.S. intelligence community and other forward deployed federal agencies and multinational organizations worldwide. The purchase price, including transaction costs, was $149.7 million, for which equity consideration of 342 shares of common stock valued at $13.2 million and cash consideration financed with short-term borrowings under the Company's revolving credit facility. The purchase price is net of $1.8 million of cash acquired. The purchase price is also subject to a working capital adjustment and to certain contingent cash consideration based upon Spacelink's earnings before interest, taxes, depreciation and amortization, as defined, for each of the twelve month periods ending January 31, 2006 and 2007. The fair value of assets acquired, including goodwill of $120.9 million and acquired customer-related intangibles of $13.8 million, was $159.7 million and liabilities assumed totaled $10.0 million.

         The following unaudited pro forma summary presents the combined results for the three months ended July 31, 2004, and for the nine months ended July 31, 2005 and 2004, respectively, as adjusted to reflect the Spacelink purchase transaction assuming the acquisition had occurred at November 1, 2003. These pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisition actually taken place on November 1, 2003, nor are they necessarily indicative of the combined results that may occur in the future.

                                                                                Nine Months Ended
                                                     Three Months                    July 31
                                                         Ended             ----------------------------
                                                     July 31, 2004           2005                2004
                                                     -------------         --------            --------

Net revenues                                           $244,918            $777,750            $698,308
                                                       ========            ========            ========

Net income from
 continuing operations                                 $ 21,359            $ 63,273            $ 55,420
                                                       ========            ========            ========

Basic earnings per share
 from continuing operations                            $   0.54            $   1.54            $   1.43
                                                       ========            ========            ========

Diluted earnings per share
 from continuing operations                            $   0.51            $   1.47            $   1.33
                                                       ========            ========            ========

         Pro forma net income from operations for the nine months ended July 31, 2005 includes $1,249, or $0.03 per basic and diluted earnings per share from continuing operations, related to the combined after-tax impact of one-time bonus expenses and transaction costs incurred by Spacelink.

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

         Spacelink is included in the Support Services segment. MSI, PCA and Pivotal Power are included in the Support Systems segment. The operating results of each are included in consolidated operations since their respective dates of acquisition.

NOTE E - COMPREHENSIVE INCOME

         A reconciliation of net income to comprehensive income for the three and nine months ended July 31, 2005 and 2004 is as follows:

                                                       Three Months Ended             Nine Months Ended
                                                            July 31                         July 31
                                                     ----------------------       ------------------------
                                                       2005           2004          2005             2004
                                                       ----           ----          ----             ----

Net income                                           $22,564        $20,506        $62,220         $54,572

Other components of
  comprehensive
  income, net of tax:

  Currency translation adjustments                       200            166            (38)            (56)
                                                     -------        -------       --------         -------

Comprehensive income                                 $22,764        $20,672        $62,182         $54,516
                                                     =======        =======        =======         =======

NOTE F - GOODWILL AND INTANGIBLE ASSETS

         The following table presents changes in the Company's goodwill for the Support Systems segment and for the Support Services segment for the nine months ended July 31, 2005:

                             Support           Support
                             Systems           Services          Total
                             --------          --------         --------

October 31, 2004              $99,774          $ 67,584         $167,358
Acquisitions                   36,741           120,861          157,602
                             --------          --------         --------
July 31, 2005                $136,515          $188,445         $324,960
                             ========          ========         ========


       The following table presents certain information on the Company's acquired intangible assets. All acquired intangible assets are being amortized over their estimated useful lives with no estimated residual values.

                                      Weighted Average
                                        Amortization             Gross          Accumulated              Net
                                           Period                Amount         Amortization            Amount
                                           ------                ------         ------------            ------
Customer-related intangibles:
    July 31, 2005                         9.3 years             $72,660            $17,961              $54,699
    October 31, 2004                     11.6 years              49,263             10,949               38,314

         Amortization expense related to acquired intangible assets was $2,837 for the three months ended July 31, 2005 and $1,205 for the three months ended July 31, 2004. Amortization expense related to acquired intangible assets was $7,012 for the nine months ended July 31, 2005 and $4,785 for the nine months ended July 31, 2004. (Amortization expense related to acquired intangible assets for the nine months ended July 31, 2004 includes $2,151 related to finalization of the TAMSCO intangible asset valuation. Total related TAMSCO amortization expense was $1,486 and $2,646 in the nine months ended July 31, 2005 and 2004, respectively.) Related estimated amortization expense is $9,919 for the year ending October 31, 2005, $10,953 for the year ending October 31, 2006, $10,204 for the year ending October 31, 2007, $7,001 for the year ending October 31, 2008 and $4,879 for the year ending October 31, 2009.

NOTE G - NOTES PAYABLE

         On January 27, 2005, the Company entered into an Amended and Restated Credit Agreement (Amended Credit Agreement) with its banks. The Amended Credit Agreement replaced the Company's previous credit agreement dated April 23, 2003. The Amended Credit Agreement, which expires January 27, 2010, provides for a $200 million unsecured revolving credit facility. The Company may request, subject to certain conditions, an increase of up to $100 million in the amount of the aggregate commitment under the Amended Credit Agreement.

         Borrowings under the Amended Credit Agreement bear interest, at the Company's option, at either the Eurodollar rate plus an applicable margin, or at the higher of the prime rate or the federal funds rate plus one-half of one percent. The margin applicable to the Eurodollar rate varies from 0.625% to 1.375% depending upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio). The Amended Credit Agreement contains certain covenants, including maintaining net worth of at least $265 million, plus 50% of the sum, to the extent positive, of the Company's consolidated net income and other comprehensive income (loss) reported after October 31, 2004, plus the net proceeds of all subsequent equity offerings. The Company must also comply with certain financial covenants, including maintenance of a leverage ratio of no greater than 2.75 to 1. The Company is also subject to various other financial and operating covenants and maintenance criteria, including restrictions on the Company's ability to incur additional indebtedness, make investments, create liens, dispose of material assets and enter into merger transactions and acquisitions. As of July 31, 2005, the Company had $86 million in borrowings against the Amended Credit Facility, and was in compliance with all applicable covenants.

NOTE H - CONTRACTS IN PROCESS AND INVENTORIES

         Contracts in process and inventories include accumulated contract costs, estimated earnings thereon based upon the percentage of completion method and contract inventories reduced by the contract value of delivered items, as well as inventories related to contracts not accounted for using the percentage of completion method which are valued at the lower of cost or market using the first-in, first-out method. Contracts in process and inventories are comprised of the following:

                                                          July 31, 2005         October 31, 2004
                                                          -------------         ----------------

       Raw materials                                         $ 1,294                $ 1,874
       Work-in-process                                         2,690                  5,246
       Finished goods                                            425                    493
       Inventories substantially applicable to
        government contracts in process, less
        progress payments of $49,604 and
        $54,629                                               75,862                 53,396
                                                             -------                -------
                                                             $80,271                $61,009
                                                             =======                =======

NOTE I - SEGMENT INFORMATION

         Based on its organizational structure, the Company operates in two business segments: Support Systems and Support Services. The Support Systems segment designs, engineers and manufactures integrated military electronics and other military support equipment primarily for the DoD, as well as related heat transfer and air handling equipment for domestic, commercial and industrial users. Segment products include environmental control systems, load management and transport systems, power generation, distribution and conditioning systems, airborne radar systems, reconnaissance, surveillance and target acquisition systems, chemical and biological protection systems, petroleum and water distribution systems and other multipurpose military support equipment. The Support Services group provides engineering services, logistics and training services, advanced technology services, asset protection systems and services, telecommunication systems integration and information technology services primarily for the DoD. The Support Services segment also provides certain power generation and distribution equipment and vehicle armor installation to the DoD.

         Total assets at July 31, 2005 by segment were $317,349 for Support Systems and $391,514 for Support Services. Goodwill by segment as of July 31, 2005 totaled $136,515 for Support Systems and $188,445 for Support Services.

         The differences in net revenues between the accompanying condensed consolidated statements of income and the reporting segment information as presented below are due to certain reclassifications made to categorize net revenues by their functional nature, as required, on the face of the financial statements.

                                                            Three Months Ended              Nine Months Ended
                                                                  July 31                        July 31
                                                            -------------------            --------------------
                                                            2005           2004            2005            2004
                                                            ----           ----            ----            ----
Net Revenues:
  Support Systems                                         $133,016       $134,907        $379,593        $376,735
  Support Services                                         154,843        102,559         439,876         293,999
  Intersegment Revenues                                    (29,124)       (15,475)        (63,433)        (43,477)
                                                          --------       --------        --------        --------
    Total                                                 $258,735       $221,991        $756,036        $627,257
                                                          ========       ========        ========        ========

Operating Income from Continuing Operations:
  Support Systems                                         $ 21,440       $ 24,317        $ 66,906        $ 71,634
  Support Services                                          15,642          9,086          36,443          18,008
                                                          --------       --------        --------        --------
                                                            37,082         33,403         103,349          89,642
Interest expense, net                                          687             61           1,303             908
                                                          --------       --------        --------        --------

Income from continuing operations
 before income taxes                                      $ 36,395       $ 33,342        $102,046        $ 88,734
                                                          ========       ========        ========        ========

         Intersegment and intrasegment net revenues derived by ESSIbuy, which is included in the Support Services segment, were accounted for on a net basis prior to the quarter ended July 31, 2005. Beginning with the quarter ended July 31, 2005, all such revenues are being accounted for on a gross basis. Consolidated net revenues are unaffected by this change. As a result, Support Services segment net revenues, as well as intersegment revenues, have been restated for all prior periods.

NOTE J - SHAREHOLDERS' EQUITY

         The following summary presents a reconciliation of total shareholders' equity from October 31, 2004 to July 31, 2005:

         Balance at October 31, 2004                              $336,956
         Comprehensive income:
           Net income                                               62,220
           Currency translation adjustments                            (38)
                                                                  --------

             Total comprehensive income                             62,182
                                                                  --------
         Cash dividends                                             (1,346)
         Exercise of stock options                                  27,264

         Issuance of common stock, including
          $13,243 issued in conjunction
          with the acquisition of Spacelink                         22,490
                                                                  --------
         Balance at July 31, 2005                                 $447,546
                                                                  ========

NOTE K - PENSION AND OTHER POSTRETIREMENT BENEFITS

         The following tables detail the amount of net periodic benefit cost recognized related to the Company's pension and other postretirement benefits for the three and nine months ended July 31, 2005 and 2004.

                                                                 Three Months Ended
                                                                       July 31
                                                  -----------------------------------------------
                                                                                  Other
                                                     Pension Benefits     Postretirement Benefits
                                                  ---------------------   -----------------------
                                                    2005          2004        2005       2004
                                                    ----          ----        ----       ----
Service cost                                      $   818       $   706       $ 54       $ 71
Interest cost                                       1,928         1,743        156        169
Expected return on plan assets                     (1,967)       (1,823)
Amortization of prior service cost                    178            78
Actuarial loss                                      1,103           641        115        110
                                                  -------       -------       ----       ----
                                                  $ 2,060       $ 1,345       $325       $350
                                                  =======       =======       ====       ====

                                                                 Nine Months Ended
                                                                      July 31
                                                  ------------------------------------------------
                                                                                   Other
                                                    Pension Benefits       Postretirement Benefits
                                                  ---------------------    -----------------------
                                                    2005          2004        2005        2004
                                                    ----          ----        ----        ----
Service cost                                      $ 2,446       $ 2,119       $185       $  212
Interest cost                                       5,704         5,228        470          507
Expected return on plan assets                     (5,694)       (5,470)
Amortization of prior service cost                    529           375
Actuarial loss                                      3,195         1,923        320          331
                                                  -------       -------       ----       ------
                                                  $ 6,180       $ 4,175       $975       $1,050
                                                  =======       =======       ====       ======


         As of July 31, 2005, $6,250 of contributions have been made to pension and other postretirement benefit plans during 2005. The Company anticipates contributing an additional $1,750 to fund the pension and other postretirement benefit plans in 2005 for a total of $8,000.

NOTE L - DISCONTINUED OPERATIONS

         The Company completed the sale of Engineered Specialty Plastics, Inc. (ESP), a wholly-owned subsidiary, in the quarter ended April 30, 2003 to a private equity group (the Buyers). The Buyers subsequently alleged that the Company breached certain representations made under the related Stock Purchase Agreement (the Agreement) and sought a claim for associated damages under the binding arbitration provisions of the Agreement. During the quarter ended April 30, 2005, the Company and the Buyers reached a settlement on this claim, which included modification of the Company's $3.2 million note receivable from the Buyers to provide for suspension of interest charges and payments through July 31, 2006, extension of the note's repayment term to a balloon payment now due in April 2009, and the release of the underlying real estate collateral securing the note. Because of this settlement, the Company recorded a charge for the impairment of the note during the quarter ended April 30, 2005 equal to $1.7 million, or $1.0 million net of income tax. This amount is reflected in discontinued operations on the Condensed Consolidated Statements of Income for the nine months ended July 31, 2005.

NOTE M - STOCK SPLIT

         On April 15, 2005, the Company effected a three-for-two stock split in the form of a 50% stock dividend. All per share amounts in this report have been restated to reflect this split.







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

       Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's 2004 Annual Report to Shareholders in the Company's Annual Report on Form 10-K for the year ended October 31, 2004 for a discussion of the critical accounting policies which we believe are most difficult, subjective or complex.

       The following analysis should be read in this context.

RESULTS OF OPERATIONS

         Consolidated net revenues increased $36.7 million, or 16.6%, to $258.7 million in the third quarter of 2005 compared to $222.0 million in the third quarter of 2004. $29.2 million of this $36.7 million increase was generated by the Company's most recently acquired subsidiaries - Prospective Computer Analysts Incorporated (PCA) which was acquired January 7, 2005, Spacelink International, LLC (Spacelink) which was acquired February 1, 2005, and Mobilized Systems, Inc. (MSI) which was acquired May 1, 2005. The remaining $7.5 million increase from existing operations included additional revenues from refurbishment of M1000 Heavy Equipment Transporter ($8.5 million increase), the installation of vehicle uparmor kits ($22.6 million increase) and the Rapid Response (R2) contract vehicle ($18.7 million increase). These revenue increases were offset by reduced work on the 60-K Tunner Aircraft Cargo Loader ($16.3 million decrease) as the production phase of this long-term program ended in the quarter ended April 30, 2005, reduced deliveries of the Manportable Surveillance and Target Acquisition Radar (MSTAR) perimeter security program for which a large base security subcontract with Northrup Grumman was completed in the fourth quarter of 2004 ($21.2 million decrease) and production delays on the Deployable Power Generation and Distribution System (DPGDS), which had been encountering performance issues on the primary power unit component of the program ($11.2 million decrease). In August 2005, the Company successfully completed reliability testing on the primary power units. As a result, the Company's U.S. Air Force customer has lifted a related stop work order on the 30 primary power units under the K3 portion of this contract, which had been previously imposed on the Company. The Company's formal report on its reliability testing will be issued to the U.S. Air Force in September 2005 and the Company expects that the evaluation of this report will result in the removal of the stop work order on the remaining 65 primary power units under the K4 portion of the DPGDS contract. As a result, the Company expects that the DPGDS program will return to full rate production in the fourth quarter of 2005. Gross profit for the quarter ended July 31, 2005 increased $6.6 million, or 11.7%, to $63.4 million (24.5% of consolidated net revenues) from $56.8 million (25.6% of consolidated net revenues) in the comparable 2004 period. Substantially all of this gross profit increase ($6.2 million) was derived from the PCA, Spacelink and MSI acquisitions. Selling, general and administrative expense increased $4.2 million, or 19.1% in the third quarter of 2005 to $26.4 million (10.2% of consolidated net revenues) from $22.1 million (10.0% of consolidated net revenues) in the third quarter of 2004. Selling, general and administrative expense for PCA, Spacelink and MSI accounted for $4.1 million of the $4.2 million increase. As a result of the above, operating income from continuing operations increased $3.7 million, or 11.0%, in the quarter ended July 31, 2005 to $37.1 million from $33.4 million in the third quarter of 2004.


         Consolidated net revenues increased $128.7 million, or 20.5%, to $756.0 million in the first nine months of 2005 compared to $627.3 million in the first nine months of 2004. $55.6 million of this $128.7 million increase was generated by the Company's most recently acquired subsidiaries (PCA, Spacelink and MSI). The remaining $73.1 million increase from existing operations included additional revenues from refurbishment of M1000 Heavy Equipment Transporters ($24.3 million increase), the installation of vehicle uparmor kits ($55.5 million increase) and the R2 contract vehicle ($49.3 million increase). These revenue increases were offset by reduced work on the 60-K Tunner Aircraft Cargo Loader ($30.1 million decrease), reduced MSTAR deliveries ($52.7 million decrease) and reduced DPGDS production ($14.2 million decrease). Gross profit for the nine months ended July 31, 2005 increased $24.8 million, or 15.8%, to $181.3 million (24.0% of consolidated net revenues) from $156.5 million (25.0% of consolidated net revenues) in the comparable 2004 period. Revenue growth of $128.7 million resulted in the increase in gross profit. However, lower gross margins for the first nine months of 2005 reflect a less favorable revenue mix, primarily resulting from a greater percentage of generally lower margin Support Services segment revenues, as well as the impact of production delays and increased estimated costs resulting from performance issues with the primary power unit component of the DPGDS program. Selling, general and administrative expense increased $12.5 million, or 19.0%, in the first nine months of 2005 to $78.0 million (10.3% of consolidated net revenues) from $65.5 million (10.4% of consolidated net revenues) in the first nine months of 2004. Selling, general and administrative expense for PCA, Spacelink and MSI accounted for $7.7 million of the $12.5 million increase, with the remaining increase required to support higher operating levels. As a result of the above, operating income from continuing operations increased $13.7 million, or 15.3%, in the first nine months of 2005 to $103.3 from $89.6 million in the first nine months of 2004.

         SUPPORT SYSTEMS. Net revenues in the third quarter of 2005 for the Support Systems segment totaled $133.0 million compared to $134.9 million (prior to the elimination of intersegment revenues in each period) for the same period in the prior year, a 1.4% decrease. The results for the quarter ended July 31, 2005 reflect the inclusion of $9.4 million in incremental net revenues from PCA and MSI. During the quarter the segment experienced a $16.3 million revenue reduction on the 60-K Tunner Aircraft Cargo Loader, as the production phase of this long-term program was completed in the quarter ended April 30, 2005, as well as a $21.2 million revenue reduction on the MSTAR program, for which a large base security subcontract for Northrup Grumman was completed in the fourth quarter of 2004. These decreases were offset by an $8.5 million revenue increase from refurbishment of M1000 Heavy Equipment Transporters and by a $20.1 million increase in intersegment work performed for the Support Services segment. Gross profit for the segment decreased by $3.8 million, or 9.5%, in the quarter ended July 31, 2005 to $36.1 million (27.1% of segment revenues) from $39.9 million (29.6% of segment revenues) in the prior year quarter as a result of the above revenue decreases, as well as a shift to lower margin programs, in spite of a $2.8 million gross profit contribution from PCA and MSI. Quarterly operating income for the segment decreased to $21.4 million (16.1% of segment revenues) compared to $24.3 million (18.0% of segment revenues) last year. Decreased revenues and related gross profit reductions, despite a $0.9 million, or approximately
5.8%, decrease is segment selling, general and administrative expense led to the lower results for the Support Systems segment.
         Net revenues in the first nine months of 2005 for the Support
Systems segment totaled $379.6 million compared to $376.7 million (prior to the elimination of intersegment revenues in each period) for the same period in the prior year, a 0.8% increase. The results for the nine months ended
July 31, 2005 reflect the inclusion of $14.4 million in incremental net revenues from PCA and MSI during the first nine months of 2005. During this period, the segment experienced a $30.1 million revenue reduction on the 60-K Tunner Aircraft Cargo Loader and a $52.7 million revenue reduction on the MSTAR program. These decreases were offset by a $24.3 million revenue increase from refurbishment of M1000 Heavy Equipment Transporters and by a $43.5 million increase in intersegment work performed for the Support
Services segment. Gross profit for the segment decreased by $2.5 million, or 2.2%, in the nine months ended July 31,

2005 to $111.3 million (29.3% of segment revenues) from $113.8 million (30.2% of segment revenues) in the first nine months of the prior year, in spite of a $4.4 million gross profit contribution from PCA and MSI. Segment operating income for the nine months ended July 31, 2005 decreased to $66.9 million (17.6% of segment revenues) compared to $71.6 million (19.0% of segment revenues) last year primarily as a result of gross profit reductions and a $2.2 million increase in segment selling, general and administrative expense.

         SUPPORT SERVICES. Net revenues for the Support Services segment increased to $154.8 million, an increase of $52.3 million, or 51.0%, compared to $102.5 million (prior to the elimination of intersegment revenues in each period) for the third quarter of 2005. The most significant year-over-year revenue increases were generated by the R2 contract vehicle ($18.7 million) and the vehicle uparmor kit program ($22.6 million). In addition, Spacelink (acquired effective February 1, 2005) added $19.8 million of incremental revenues in the third quarter of 2005. Offsetting these increases were decreased revenues from the DPGDS program of $11.2 million. Gross profit for the segment increased by $10.7 million, or 63.2%, in the quarter ended July 31, 2005 to $27.6 million (17.8% of segment revenues) from $16.9 million (17.6% of segment revenues) in the prior year quarter primarily as a result of increased revenues. Segment operating income for the third quarter of 2005 totaled $15.6 million (10.1% of segment revenues) compared to $9.1 million (8.9% of segment revenues) in the same period last year. Although incremental revenues and related gross profit contributions led to the overall improved results for the Support Services segment, the segment's operating profit for the third quarter of 2005 was constrained by a decrease of $5.2 million in DPGDS gross profit compared to the third quarter of 2004. The Company expects that the DPGDS program will return to full rate production in the fourth quarter of 2005.

         Net revenues for the Support Services segment increased to $439.9 million, an increase of $145.9 million, or 49.6%, compared to $294.0 million (prior to the elimination of intersegment revenues in each period) for the first nine months of 2005. The most significant year-over-year revenue increases were generated by the R2 contract vehicle ($49.3 million) and the vehicle uparmor kit program ($55.5 million). In addition, Spacelink added $41.1 million of incremental revenues in the first nine months of 2005. Offsetting these increases were decreased revenues from the DPGDS program of $14.2 million as previously discussed. Gross profit for the segment increased by $27.6 million, or 64.5% in the nine months ended July 31, 2005 to $70.3 million (16.0% of segment revenues) from $42.7 million (15.7% of segment revenues) in the first nine months of 2004 primarily as a result of increased revenues. Segment operating income for the first nine months of 2005 totaled $36.4 million (8.3% of segment revenues) compared to $18.0 million (6.1% of segment revenues) in the same period last year. The $145.9 million increase in segment revenues provided significant gross profit increases as well as leveraging existing fixed overhead costs, which led to the overall improved results for the Support Services segment. Segment profitability was constrained by a decrease of $7.5 million in DPGDS gross profit compared to the first nine months of 2004.

         CONSOLIDATED RESULTS OF OPERATIONS. Net interest expense totaled $0.7 million in the third quarter of 2005 compared to $0.1 million in the third quarter of 2004 as a result of increased borrowing levels necessary for the acquisitions of PCA, Spacelink and MSI in 2005. Net interest expense totaled $1.3 million and $0.9 million for the nine months ended July 31, 2005 and 2004, respectively. The effective income tax rate was 38.0% for the three and nine month periods ended July 31, 2005 compared to 38.5% for the three and nine month periods ended July 31, 2004. This reduction is primarily a result of the Company's ongoing state income tax reduction initiatives. As a result of the foregoing, net income from continuing operations increased 10.0% to $22.6 million (8.7% of consolidated net revenues) in the quarter ended July 31, 2005 as compared to $20.5 million (9.2% of consolidated net revenues) in the third quarter of 2004, and net income from continuing operations increased 15.9% to $63.3 million (8.4% of consolidated net revenues) in the first nine months of 2005 as compared to $54.6 million (8.7% of consolidated net revenues) in the first nine months of 2004.

         Based on third quarter results, existing backlog and anticipated orders, the Company anticipates that 2005 revenues will approximate $1.02 billion to $1.05 billion, and that earnings per share from continuing operations will approximate between $2.00 and $2.03.

         DISCONTINUED OPERATIONS. The Company completed the sale of Engineered Specialty Plastics, Inc. (ESP), a wholly-owned subsidiary, in the quarter ended April 30, 2003 to a private equity group (the Buyers). The Buyers subsequently alleged that the Company breached certain representations made under the related Stock Purchase Agreement (the Agreement) and sought a claim for associated damages under the binding arbitration provisions of the Agreement. During the quarter ended April 30, 2005, the Company and the Buyers reached a settlement on this claim, which included modification of the Company's $3.2 million note receivable from the Buyers to provide for suspension of interest charges and payments through July 31, 2006, extension of the note's repayment term to a balloon payment now due in April 2009, and the release of the underlying real estate collateral securing the note. Because of this settlement, the Company recorded a charge for the impairment of the note during the quarter ended April 30, 2005 equal to $1.7 million, or $1.0 million net of income tax. This amount is reflected in discontinued operations on the Condensed Consolidated Statements of Income for the nine months ended July 31, 2005.



RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In October 2004, Congress passed the American Jobs Creation Act of 2004 (the Jobs Creation Act). The Jobs Creation Act includes numerous provisions that may materially affect business practices and accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Jobs Creation Act provides a phased-in deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. In December 2004, the FASB issued two FASB Staff Positions (FSP) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities (FSP 109-1) and (2) the one-time tax benefit for the repatriation of foreign earnings (FSP 109-2). This guidance applies to financial statements for periods ending after the date the Act was enacted. The Jobs Creation Act also provides for a change in the period of application for foreign tax credits, elimination of the 90-percent limitation of foreign tax credits against Alternative Minimum Tax, expanded disallowance of interest on convertible debt, and tax shelter disclosure penalties. The Company adopted FSP 109-1 and FSP 109-2 in the first quarter of 2005. The Company anticipates that the Jobs Creation Act and related FASB pronouncements will have a material impact on the Company's financial statements in future periods. However, the Company has determined that this impact is not material for the three and nine months ended July 31, 2005 and will not be material for the year ending October 31, 2005.

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


LIQUIDITY AND CAPITAL RESOURCES

         On January 27, 2005, the Company entered into an Amended and Restated Credit Agreement (Amended Credit Agreement) with its banks. The Amended Credit Agreement replaced the Company's previous credit agreement dated April 23, 2003. The Amended Credit Agreement, which expires January 27, 2010, provides for a $200 million unsecured revolving credit facility. The Company may request, subject to certain conditions, an increase of up to $100 million in the amount of the aggregate commitment under the Amended Credit Agreement.

         Borrowings under the Amended Credit Agreement bear interest, at the Company's option, at either the Eurodollar rate plus an applicable margin, or at the higher of the prime rate or the federal funds rate plus one-half of one percent. The margin applicable to the Eurodollar rate varies from 0.625% to 1.375% depending upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio). The Amended Credit Agreement contains certain covenants, including maintaining net worth of at least $265 million, plus 50% of the sum, to extent positive, of the Company's consolidated net income and other comprehensive income (loss) reported after October 31, 2004, plus the net proceeds of all subsequent equity offerings. The Company must also comply with certain financial covenants, including maintenance of a leverage ratio of no greater than 2.75 to 1. The Company is also subject to various other financial and operating covenants and maintenance criteria, including restrictions on the Company's ability to incur additional indebtedness, make investments, create liens, dispose of material assets and enter into merger transactions and acquisitions. As of July 31, 2005, the Company had $86.0 million in borrowings against the Amended Credit Facility, and was in compliance with all applicable covenants.


         Effective May 1, 2005, the Company acquired all of the outstanding stock of MSI, which designs, manufacturers and tests highly specialized trailers, shelters and environmental control systems, primarily for the defense industry. The purchase price was $17.5 million, net of cash acquired. $15.7 million of the purchase price has been paid as of July 31, 2005, with an additional $1.0 million accrued as of that date related to the final working capital adjustment. The remaining $0.8 million of consideration is in the form of long-term promissory notes payable to the sellers. The purchase price is being financed with short-term borrowings under the Company's revolving credit facility. The fair value of assets acquired, including goodwill of $12.7 million and customer-related intangibles of $3.2 million, was $19.1 million and liabilities assumed totaled $1.6 million.


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


         At July 31, 2005, the Company's working capital and ratio of current assets to current liabilities were $44.0 million and 1.20 to 1 as compared with $112.0 million and 1.85 to 1 at October 31, 2004. The significant changes in working capital and the ratio of current assets to current liabilities from October 31, 2004 are due to the increase in short-term borrowings against the Company's revolving credit facility, which were required as a result of the PCA, Spacelink and MSI acquisitions. Net cash provided by operations totaled $59.2 million for the first nine months of 2005 compared to net cash provided by operations of $19.0 million for the first nine months of 2004. Investment in property, plant and equipment totaled $7.7 million and $6.2 million for the first nine months of 2005 and 2004, respectively. The Company anticipates that capital expenditures in 2005 should not exceed $15.0 million. Management believes that cash flow generated from operations, together with the available line of credit, will provide the necessary resources to meet the needs of the Company in the foreseeable future.

         During the nine months ended July 31, 2005 and 2004, the Company received proceeds of $27.3 million and $56.3 million, respectively, related to the exercise of stock options.


BUSINESS AND MARKET CONSIDERATIONS

         Approximately 93% of consolidated net revenues for the nine months ended July 31, 2005 were directly or indirectly derived from defense orders by the U.S. government and its agencies. As of July 31, 2005, the Company's funded backlog of orders totaled $612.8 million, with related customer options of an additional $1,655.4 million. These amounts compare to funded backlog of $588.1 million and related customer options of an additional $849.2 million as of October 31, 2004.

         The Company anticipates that 2006 revenues will approximate $1.20 to $1.25 billion, and that earnings per share from continuing operations will approximate between $2.20 and $2.30.

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


ITEM 4. CONTROLS AND PROCEDURES.

       As of July 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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


                                       ENGINEERED SUPPORT SYSTEMS, INC.

       Date: September 9, 2005
            ------------------         By: /s/ Gerald A. Potthoff
                                           ----------------------------------
                                           Gerald A. Potthoff
                                           Vice Chairman and Chief Executive
                                           Officer
       Date: September 9, 2005
            ------------------         By: /s/ Gary C. Gerhardt
                                           ----------------------------------
                                           Gary C. Gerhardt
                                           Vice Chairman and Chief
                                           Financial Officer

       Date: September 9, 2005
            ------------------         By: /s/ Steven J. Landmann
                                           ----------------------------------
                                           Steven J. Landmann
                                           Senior Vice President - Controller
                                           and Chief Accounting Officer

                                EXHIBIT INDEX

         10.1 Consulting Agreement with Michael F. Shanahan, Sr. dated May 1, 2005 filed as Exhibit 10.1 to the Company's Form 8-K/A filed May 6, 2005, and incorporated herein by reference.

         10.2 Employment Agreement with Daniel A. Rodrigues dated April 11, 2005 filed as Exhibit 10.2 to the Company's Form 8-K/A filed May 6, 2005, and incorporated herein by reference.

         10.3 Consulting Agreement with Ronald W. Davis dated June 1, 2005 filed as Exhibit 10.1 to the Company's Form 8-K filed June 22, 2005, and incorporated herein by reference.

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