Form 10-K
period 2005-10-31
ENGINEERED SUPPORT SYSTEMS INC
filed 2006-01-09
CIK 772891

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For the year ended October 31, 2005             Commission file number 0-13880

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


      Title of each class
      -------------------

 Common stock, $.01 par value


         Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act.         Yes [ ]. No [X].

         Indicate by check mark if the registrant is not required to file
reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [ ]. No [X].

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes [X]. No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
                                                              Yes [X]. No [ ].

         Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).               Yes [ ]. No [X].

         Based on the closing price on April 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,420,768,494.

         The number of shares of the Registrant's common stock, $.01 par value, outstanding at December 20, 2005 was 41,960,035.

                     DOCUMENTS INCORPORATED BY REFERENCE

         None.

PART I

ITEM 1.    BUSINESS
-------    --------

         Engineered Support Systems, Inc. (ESSI) is a holding company for 14 wholly-owned operating subsidiaries. These subsidiaries are organized within ESSI's two business segments: Support Systems and Support Services. The Support Systems segment includes the operations of Systems & Electronics Inc. (SEI), Keco Industries, Inc. (Keco), Engineered Air Systems, Inc. (Engineered Air), Engineered Coil Company, d/b/a Marlo Coil (Marlo Coil), Engineered Electric Company, d/b/a Fermont (Fermont), Universal Power Systems, Inc. (UPSI), Engineered Environments, Inc. (EEi), Pivotal Power Inc. (Pivotal Power), Prospective Computer Analysts Incorporated (PCA) and Mobilized Systems, Inc. (Mobilized Systems). The Support Services segment includes the operations of Technical and Management Services Corporation (TAMSCO), Radian, Inc. (Radian), Spacelink International, LLC (Spacelink) and ESSIbuy.com, Inc. (ESSIbuy). Substantially all revenues within these two segments are directly or indirectly derived from contracts with the U.S. Department of Defense (DoD) and certain foreign militaries.

         Engineered Air was incorporated under the laws of the State of Missouri in December 1981 and acquired the assets of the Defense Systems Division of Allis-Chalmers Corporation in March 1982. ESSI was incorporated under the laws of the State of Missouri in December 1983, and exchanged all of its outstanding common stock for two-thirds of the common stock of Engineered Air held by ESSI's founders. ESSI purchased the remaining one-third of the common stock of Engineered Air in January 1984. ESSI effected its initial public offering in August 1985. In March 1993, ESSI purchased all of the outstanding stock of Associated Products, Inc. (subsequently changed to Engineered Specialty Plastics, Inc. (ESP)). Effective February 1998, Engineered Coil Company acquired substantially all of the net assets of Nuclear Cooling, Inc., d/b/a Marlo Coil. In June 1998, ESSI acquired all of the outstanding common stock of Keco. In February 1999, Engineered Electric Company acquired substantially all of the net assets of the Fermont Division of Dynamics Corporation of America, d/b/a Fermont. In September 1999, ESSI acquired all of the outstanding common stock of SEI. In May 2002, ESSI acquired all the outstanding common stock of Radian. In June 2002, ESSI acquired all the outstanding stock of UPSI. In May 2003, ESSI acquired all of the outstanding stock of TAMSCO. In September 2003, ESSI acquired all of the outstanding stock of EEi. In December 2003, ESSI acquired all of the outstanding stock of Pivotal Power. In January 2005, ESSI acquired all of the outstanding stock of PCA. In February 2005, ESSI acquired all the outstanding membership interests of Spacelink. In May 2005, ESSI acquired all the outstanding equity of Mobilized Systems.

         On September 21, 2005, ESSI and DRS Technologies, Inc. (DRS) entered into a definitive agreement which provides for the acquisition by DRS of all the outstanding common stock of ESSI for approximately $1.9 billion, or $43.00 per share (subject to possible adjustment), through a combination of cash and DRS common stock. Pending customary regulatory approvals and other closing conditions, including approval by ESSI and DRS shareholders, the transaction is expected to close on or about January 31, 2006.

PRODUCTS AND SERVICES

         As described above, ESSI's operations currently are organized into two business segments: Support Systems and Support Services. The Support Systems segment designs, engineers and manufactures integrated military electronics and other military support equipment primarily for the DoD, as well as related heat transfer and air handling equipment for domestic commercial and industrial users. The Support Services segment provides engineering services, logistics and training services, advanced technology services, asset protection systems and services, telecommunication systems integration and information technology services primarily for the DoD. The Support Services segment also provides certain power generation and distribution equipment and vehicle armor installation to the DoD.

         For financial information regarding ESSI's business segments, see "Management Discussion and Analysis of Financial Condition and Results of Operations," and Note L to the Consolidated Financial Statements for the year ended October 31, 2005 included elsewhere within this Annual Report on Form 10-K.

ENGINEERING AND DESIGN

         As ESSI has grown both internally and through acquisition, it significantly has increased its engineering capabilities. As of October 31, 2005, ESSI has 1,165 people engaged in engineering activities that encompass advanced development, engineering research and development, product improvement and evolution, new product development, productionization, logistic and life-cycle support, product re-engineering and support services. ESSI believes its depth of engineering capabilities allows it to cover all phases of a project from conception to full-life cycle support.

         The majority of ESSI's development activities are conducted under, and funded directly or indirectly through, DoD contracts in response to designated performance specifications. ESSI's expenditures on internal research and development (IRAD) were approximately $4.6 million, $4.3 million and $2.9 million for the years ended October 31, 2005, 2004 and 2003, respectively.

         ESSI's engineering expertise is complementary to the military markets it serves, primarily the environmental control, power, electronics, heavy mechanical and material handling, security, communications, service and logistical support markets. ESSI has engineering capabilities in the areas of system design and analysis, electronic signal processing, power electronics, software, firmware, mechanical design, control, electro-mechanical, electro-optical, electro-chemical, acoustics, thermodynamics, fluid and air flow, fluid pumping, HVAC, liquid fuel combustion, chemical and biological hardened environmental control, filtration and decontamination, power system analysis, environmental control system analysis, stress analysis, water treatment analysis, water purification technology, radar, target acquisition systems, automatic test equipment, communication system analysis and all the logistic support disciplines to include reliability, maintainability, embedded diagnostics and prognostics, training and the development of web-based interactive electronic technical manuals. ESSI's subsidiaries within the Support Services segment have engineering expertise in fields such as re-engineering obsolete mechanical and electronic products, nano-hardened products, security system design, fuel cells and super critical reformation. ESSI's engineering expertise has significant overlap throughout its operating subsidiaries, allowing it to leverage engineering personnel and technologies, and to function as an integrated team.

         ESSI's design and development of new products is enhanced by a number of computer-aided design and manufacturing (CAD/CAM) systems as well as a number of automated system design and analysis tools. CAD/CAM tools are used by both engineers and draftsmen to design and validate complex products and component parts. ESSI utilizes both two- and three-dimensional CAD/CAM tools, providing both design and production engineers an interactive environment with which to view the final product and all the relevant interfaces. These tools are compatible across all of ESSI's operating subsidiaries, allowing for virtual design and development without regard to geographical location. ESSI's engineering technologies and expertise provide it with the ability to adapt its production processes to new product needs on a timely basis. ESSI also has the capability to provide complete technical data support for the products it manufactures to include integrated logistics support, spare parts provisioning and preparation of technical manuals.

         ESSI intends to leverage its engineering and design capabilities to continue to develop and evolve differentiated products and services that address both the current and future needs of the DoD for rapid deployment, smaller, lighter and more efficient equipment, and for innovative, value-added service offerings.

MARKETING AND BUSINESS DEVELOPMENT

         ESSI's business development efforts are undertaken at two functional levels. ESSI's corporate operation focuses on long-term strategic planning, policy development, best practice identification and dissemination, and on major programs which require the bundling of products and services across traditional subsidiary lines. In addition, ESSI's corporate Washington D.C. operations interface with service staffs within the Pentagon and liaisons with key

Congressional delegations. At the subsidiary level, a sales force is engaged to identify and pursue programs with specific customers in a variety of markets. With increased emphasis on ESSI's vision for the future, efforts have begun to strengthen the long-term strategic planning process. Market-based peer groups enable experts throughout ESSI to share knowledge and collectively recommend direction and strategy. These peer groups also evaluate market intelligence, customer knowledge and core competencies to refine ESSI's growth strategies.

         ESSI's Business Development Organization meets on a regular basis to identify and disseminate best practices in the areas of proposal development and market presence. The sales force shares customer and market intelligence, identifies key opportunities and assesses campaign strategies. ESSI gathers information from primary sources such as the DoD budget and its supporting documents, and military requirements documents such as Initial Capabilities Documents, along with direct interface with its customers. ESSI analyzes this data and then determines whether or not to bid on specific projects based upon determinations of potential profitability and the likelihood of award.

PURCHASED COMPONENTS AND RAW MATERIALS

         ESSI's products require a wide variety of components and materials. Although ESSI has multiple sources of supply for most of its material requirements, sole-source vendors supply certain components, and ESSI's ability to perform certain contracts depends on their performance. In the past, these required raw materials and various purchased components generally have been available in sufficient quantities.

GOVERNMENT CONTRACTING

         ESSI's government contracts are obtained through the DoD procurement process as governed by the Federal Acquisition Regulations and related regulations and agency supplements, and are typically fixed-price contracts. This means that the price is agreed upon before the contract is awarded and ESSI assumes complete responsibility for any difference between estimated and actual costs. For the fiscal year ended October 31, 2005, approximately 64% of ESSI's revenues were derived from fixed-price contracts.

         Under the Truth in Negotiations Act of 1962 (Negotiations Act), the U.S. government has the right for three years after final payment on certain negotiated contracts, subcontracts and modifications, to determine whether ESSI furnished the U.S. government with complete, accurate and current cost or pricing data as defined by the Negotiations Act. If ESSI fails to satisfy this requirement, the U.S. government has the right to adjust a contract or subcontract price by the amount of any overstatement as defined by the Negotiations Act.

         U.S. government contracts permit the U.S. government to unilaterally terminate these contracts at its convenience. In the event of such termination, ESSI is entitled to reimbursement for certain expenditures and overhead as provided for in applicable U.S. government procurement regulations. Generally, this results in the contractor being reasonably compensated for work actually done, but not for anticipated profits. The U.S. government also may terminate contracts for cause if ESSI fails to perform in strict accordance with contract terms. Termination of, or elimination of appropriation for, a significant government contract could have a material adverse effect on ESSI's business, financial condition and results of operations in subsequent periods. Similarly, U.S. government contracts typically permit the U.S. government to change, alter or modify the contract at its discretion. If the U.S. government were to exercise this right, ESSI could be entitled to reimbursement of all allowable and allocable costs incurred in making the change plus a reasonable profit.

         For manufactured items, the U.S. government typically finances a substantial portion of ESSI's contract costs through progress payments. In each such case, ESSI receives progress payments in accordance with DoD contract terms which provide progress payments at 75% to 90% of costs incurred.

INTELLECTUAL PROPERTY

         ESSI owns various patents and other forms of intellectual property. From time to time, ESSI develops proprietary information and trade secrets regarding the design and manufacture of various products. ESSI considers its proprietary information and intellectual property to be valuable assets. However, ESSI's business is not materially dependent on their protection.

COMPETITION

         The markets for all of ESSI's products and services are highly competitive. In order to obtain U.S. government contracts, ESSI must comply with detailed and complex procurement procedures adopted by the DoD pursuant to regulations promulgated by the U.S. government. ESSI believes the regulations and procurement procedures are adopted to promote competitive bidding. In addition, ESSI competes with a large number of suppliers to commercial and industrial air handling customers. In all phases of its operations, ESSI competes in both performance and price with companies, some of which are considerably larger, more diversified and have greater financial resources than ESSI.

BACKLOG

         ESSI records its backlog as either funded or unfunded backlog. ESSI's funded backlog was $689.8 million and $588.1 million as of October 31, 2005 and 2004, respectively. ESSI's funded backlog is subject to fluctuations and is not necessarily indicative of future revenues. Funded backlog represents products or services that the customer has committed by contract to purchase from ESSI. Unfunded backlog includes products or services that the customer has the option to purchase under contract with ESSI, including, with respect to contracts which include a maximum amount purchasable by the customer thereunder, such maximum amount, and with respect to contracts without a specified maximum amount, ESSI's estimate of the amount it expects the customer to purchase using the Best Estimated Quantity (BEQ) as a guide where a BEQ is specified. There are no commitments by the customer to purchase products or services included in unfunded backlog and there can be no assurance that any or all amounts included therein will generate revenue for ESSI. Moreover, cancellations of purchase orders or reductions of product quantities or levels of service to be provided in existing contracts could substantially reduce ESSI's funded backlog and, consequently, future net revenues. Failure of ESSI to replace canceled or reduced backlog, whether funded or unfunded, could have a material adverse effect on ESSI's business, financial condition and results of operations in subsequent periods.

         The following table summarizes funded and unfunded defense backlog (in millions) as of the indicated dates:

                                               Funded            Unfunded
                                          Defense Backlog     Defense Backlog
                                          ---------------     ---------------
         October 31, 2005                      $689.8            $1,487.1
         October 31, 2004                       588.1               849.2
         October 31, 2003                       533.4               922.8
         October 31, 2002                       350.1               868.6
         October 31, 2001                       291.7               681.8

EMPLOYEES

         As of October 31, 2005, ESSI employed 3,673 persons, of which 1,196 were engaged in manufacturing activities, 1,165 in engineering activities and 1,312 in services activities, office administration and management functions. District No. 9 of the International Association of Machinists and Aerospace Workers (AFL-CIO) represents 287 employees under a collective bargaining agreement, which expires March 21, 2008.

         ESSI considers its overall employee relations to be satisfactory.

GEOGRAPHIC AREAS

         The following table summarizes (in thousands) ESSI's net revenues attributed to the United States and to foreign countries:

     Year Ended             United               Foreign             Total
     October 31             States              Countries           Revenues
     ----------             ------              ---------           --------

        2005               $993,288               $25,085          $1,018,373
        2004                853,286                30,344             883,630
        2003                556,809                15,892             572,701

         ESSI attributes foreign net revenues based on the domicile of the purchaser of the product or service.

         Of the $702.2 million of ESSI's total assets as of October 31, 2005, $13.9 million were located in countries other than the United States.

FILING OF PERIODIC REPORTS

         ESSI regularly files periodic reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K and quarterly reports on Form 10-Q, as well as, from time to time, current reports on Form 8-K and amendments to those reports. These filings are available free of charge on ESSI's website at www.engineeredsupport.com, as soon as reasonably practicable after their electronic filing with the SEC.


ITEM 1A    RISK FACTORS
-------    ------------

         In addition to historical information, this Annual Report on Form 10-K contains or may contain certain forward-looking statements, within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words "will," "may," "should," "continue," "believes," "expects," "intends," "anticipates," "estimates" or similar expressions identify forward-looking statements, These forward-looking statements involve certain risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the risks and uncertainties identified below.

         THE OBLIGATIONS OF ESSI AND DRS TO COMPLETE THE PROPOSED MERGER ARE SUBJECT TO THE SATISFACTION OR WAIVER OF CERTAIN CONDITIONS. THE FAILURE TO SATISFY THESE CONDITIONS COULD RESULT IN TERMINATION OF THE MERGER AGREEMENT, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON ESSI.

         A number of conditions must be satisfied before the proposed merger between ESSI and DRS will be completed. These include among others:

     o the receipt of the approval of the issuance of shares of DRS common stock in the merger by DRS stockholders and the approval of the merger agreement and the transactions contemplated by the merger agreement by ESSI shareholders;

     o the absence of any legal restraints or prohibitions preventing the completion of the merger, or making such completion illegal;

     o the receipt of all governmental and regulatory authorizations, consents, waivers, orders, approvals, or declarations required to consummate the merger, except as would not be reasonably expected to result in a material adverse effect on ESSI;

     o the representations and warranties of each party contained in the merger agreement being true and correct in all material respects;

     o each party must have performed, in all material respects, all of its obligations under the merger agreement at or prior to the effective time of the merger agreement; and

     o the absence of events or developments since the date of the merger agreement that would reasonably be expected to have a material adverse effect with respect to either party.

         ESSI can give no assurance that all of the conditions to the merger will be either satisfied or waived or that the merger will occur. The failure to satisfy these conditions could result in termination of the merger agreement, which would have a material adverse effect on ESSI. The proposed merger between DRS and ESSI is discussed in Note P to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

         THE MERGER AGREEMENT MAY BE TERMINATED PRIOR TO COMPLETION OF THE MERGER, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON ESSI.

         DRS and ESSI mutually may agree in writing, at any time before the effective time of the merger, to terminate the merger agreement. Also, either DRS or ESSI may terminate the merger agreement in a number of circumstances, including if:

     o the merger is not consummated by June 30, 2006 through no fault of the party seeking to terminate the merger agreement;

     o there is a final, non-appealable injunction, judgment or other order, or law which prohibits the merger;

     o the ESSI board of directors authorizes ESSI to enter into an agreement with respect to a superior proposal;

     o ESSI shareholders fail to approve the merger agreement and the transactions contemplated by the merger agreement at the ESSI special meeting or at an adjournment of that meeting;

     o DRS stockholders fail to approve the issuance of shares of DRS common stock in the merger at the DRS special meeting or at an adjournment of that meeting; or

     o the party seeking termination is not in material breach of the merger agreement and the other party has materially breached a representation, warranty, covenant or agreement of that party contained in the merger agreement and such breach has not been cured within 15 days of notice of the breach.

         ESSI may terminate the merger agreement to accept an acquisition proposal that is more favorable to ESSI and ESSI's shareholders from a financial point of view than the proposed merger with DRS. ESSI must pay DRS a termination fee of $60.0 million, plus up to $10.0 million in costs and expenses of DRS in connection with the transactions contemplated by the merger agreement, if the merger agreement is terminated due to ESSI's board of directors authorizing ESSI to enter into an acquisition agreement with a third party or if DRS terminates the merger agreement due to ESSI's board of directors withdrawing its approval or recommendation of the proposed merger, modifying its recommendation of the merger agreement in a manner adverse to DRS or failing to recommend against any tender or exchange offer that constitutes an alternative proposal. ESSI also must pay these fees and expenses if ESSI or DRS terminates the merger agreement because the merger has not been completed by the outside date or ESSI shareholders fail to approve the merger agreement, an alternative proposal with respect to ESSI shall have been publicly announced prior to such termination and ESSI enters into or completes any merger or extraordinary transaction within twelve months of the termination.

        DRS may terminate the merger agreement if the financing contemplated by the merger agreement is not available on substantially the terms and conditions identified in DRS's financing commitment letter, or on other terms or pursuant to other financing arrangements reasonably acceptable to DRS, but DRS will not have the right to terminate for this reason if its failure to fulfill its obligations to obtain financing is the cause of the failure of financing to become available. ESSI may terminate the merger agreement if DRS's financing contemplated in the merger agreement is not available and DRS fails to enter into a substitute commitment letter or alternate arrangements with other financing sources within 20 business days of advising ESSI of the unavailability of such financing or substitute financing. Under the merger agreement, DRS must pay ESSI $20.0 million in liquidated damages upon such termination by DRS or ESSI.

         ESSI can give no assurance that the merger agreement will not be terminated prior to completion of the merger or that the merger will occur. Termination of the merger agreement, other than in respect of a superior transaction that actually closes, would have a material adverse effect on ESSI operations.

         DRS MAY NOT BE ABLE TO OBTAIN FINANCING TO PAY THE CASH PORTION OF THE MERGER CONSIDERATION.

         In addition to the issuance of common stock, DRS intends to finance the merger using a portion of available cash on hand, borrowings provided for under the commitment letter issued by Bear, Stearns & Co. Inc. and its affiliates (Bear Stearns) and Wachovia Capital Markets, LLC and its affiliates (Wachovia) for a $706.9 million senior secured credit facility consisting of a $356.9 million seven-year term loan and a $350.0 million six-year revolving credit facility and through the issuance of a combination of senior fixed-rate notes, senior floating-rate notes, senior subordinated notes and/or convertible notes in an aggregate principal amount of $950.0 million. DRS has entered into a commitment with Bear Stearns and Wachovia for the term loan and revolving credit facility. DRS also has entered into a separate commitment letter with each of Bear Stearns and Wachovia for up to a $950.0 million interim credit facility, if the placement of the permanent debt financing cannot be consummated by the effective time of the merger. Each of the commitment letters and the availability of the term loan, revolving credit facility and interim facility, if necessary, is subject to certain conditions precedent, including, among other things, that there be no material adverse effect on ESSI. Therefore, ESSI can give no assurance that the financing pursuant to the commitment letters will be available. DRS's proposed offerings of notes pursuant to the permanent debt financing is subject to market and other customary conditions, including, but not limited to, general global and U.S. economic conditions, the market for similar securities, and delivery of customary documents, officer certifications and representations prior to, or at the time of, the closing of the notes offering. There can be no assurance that DRS will be able to complete the notes offering or enter into the term loan, the revolving credit facility or the interim facility, if necessary, on commercially reasonable terms, or at all.

         As of September 30, 2005, DRS's cash and cash equivalents were approximately $257.3 million. DRS will not be able to complete the merger if it is unable to obtain financing. DRS may terminate the merger agreement if funding to consummate the merger pursuant to financing arrangements on substantially the terms expected or other terms reasonably acceptable to DRS shall not have become available. However, DRS will not have this termination right if the failure to fulfill its obligations under the merger agreement to obtain such financing is the cause of such financing not becoming available. ESSI may terminate the merger agreement if DRS's financing contemplated in the merger agreement is not available and DRS fails to obtain substitute financing within 20 business days of advising ESSI of the unavailability of such financing or substitute financing. Under certain circumstances pursuant to the merger agreement, DRS must pay ESSI $20.0 million in liquidated damages upon such termination by DRS or ESSI.

         ESSI CURRENTLY IS SUBJECT TO AN SEC INVESTIGATION THAT COULD REQUIRE SIGNIFICANT MANAGEMENT ATTENTION AND LEGAL RESOURCES AND COULD HAVE A MATERIAL ADVERSE EFFECT ON ESSI OR THE COMBINED COMPANY.

         In December 2004, ESSI was notified by the Enforcement Division of the SEC of the issuance of a formal order directing a private investigation captioned In the Matter of Engineered Support Systems, Inc. and in September 2005, ESSI received notice that the SEC staff had expanded the scope of its investigation. The investigation is discussed in greater detail under "Item 3--Legal Proceedings" of this Annual Report on Form 10-K. In connection with the investigation, ESSI and certain of its directors and officers have received subpoenas and provided information and testimony to the SEC and one former director and officer who currently is a consultant has received a so-called Wells notice. ESSI continues to furnish information required by the SEC and otherwise to cooperate in connection with the investigation. ESSI is unable to determine at this time the impact, if any, which the investigation could have on ESSI or the combined company following ESSI's proposed merger with DRS as discussed in Note P to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. If ESSI is unable to resolve the SEC investigation before completion of the merger, it could require significant management attention and legal resources and could have a material adverse effect on the combined company.

         THE VALUE OF THE STOCK COMPONENT OF THE MERGER CONSIDERATION COULD VARY BASED UPON THE PRICE OF DRS COMMON STOCK.


         The merger consideration to be received by ESSI's shareholders in exchange for each share of ESSI common stock includes $30.10 in cash and a fraction of a share of DRS common stock to be determined based upon the average closing sale price of DRS common stock for the ten consecutive trading day period ending with the second complete trading day before the closing of the merger. The merger agreement provides that such fraction will be fixed at 0.2255 if the average price is $57.20 or greater and 0.2756 if the average price is $46.80 or less. If such average price is less than $57.20 and greater than $46.80, such fraction will be equal to $12.90 divided by the average price. If the average price is between $57.20 and $46.80 per share, the total consideration per share of ESSI common stock as of the date will be valued at $43.00; if the average price is less than $46.80, the value of the per-share consideration will be less than $43.00, and if the average price is greater than $57.20, the value of the consideration per share of ESSI common stock will be greater than $43.00. Accordingly, ESSI shareholders will not know the value of the stock component of the merger consideration until after the closing date.

         THE REVENUES OF THE COMBINED COMPANY DEPEND ON DRS'S AND ESSI'S ABILITY TO MAINTAIN LEVELS OF GOVERNMENT BUSINESS. THE LOSS OF CONTRACTS WITH DOMESTIC AND NON-U.S. GOVERNMENT AGENCIES COULD ADVERSELY AFFECT THE COMBINED COMPANY'S REVENUES.

         Both DRS and ESSI derive the substantial majority of their revenues from contracts or subcontracts with domestic and non-U.S. government agencies. A significant reduction in the purchase of products by these agencies would have a material adverse effect on the businesses of DRS and ESSI. For fiscal years ended October 31, 2005, 2004 and 2003, approximately 96%, 94% and 95%, respectively, of ESSI's revenues were derived directly or indirectly from defense industry contracts with the U.S. government and its agencies. In addition, in each of the fiscal years ended October 31, 2005, 2004 and 2003, approximately 3% of ESSI's revenues were derived directly or indirectly from sales to foreign governments. Additionally, for fiscal years ended March 31, 2005, 2004 and 2003, approximately 84%, 85% and 81%, respectively, of DRS's revenues were derived directly or indirectly from defense-industry contracts with the U.S. government and its agencies. In addition, in each of the fiscal years ended March 31, 2005, 2004 and 2003, less than 14% of DRS's revenues were derived directly or indirectly from sales to foreign governments. Therefore, the development of the combined company's business in the future will depend upon the continued willingness of the U.S. government and its prime contractors to commit substantial resources to defense programs and, in particular, upon the continued purchase of ESSI's and DRS's products and other products which incorporate their respective products, by the U.S. government. In particular, the current funding demands on the U.S. government combined with a potential reduction of forces in Iraq, may lead to lower levels of government defense spending.

         The risk that governmental purchases of products may decline stems from the nature of ESSI's and DRS's business with the U.S. government, in which the U.S. government may:

     o   terminate contracts at its convenience;

     o terminate, reduce or modify contracts or subcontracts if its requirements or budgetary constraints change;

     o cancel multi-year contracts and related orders if funds become unavailable;

     o   shift its spending priorities;

     o adjust contract costs and fees on the basis of audits done by its agencies; and

     o inquire about and investigate business practices and audit compliance with applicable rules and regulations.

         In addition, as defense businesses, DRS and ESSI are subject to the following risks in connection with government contracts:

     o the frequent need to bid on programs prior to completing the necessary design, which may result in unforeseen technological difficulties and/or cost overruns;

     o the difficulty in forecasting long-term costs and schedules and the potential obsolescence of products related to long-term fixed-price contracts;

     o the risk of fluctuations or a decline in government expenditures due to any changes in the DoD budget or appropriation of funds;

     o when DRS or ESSI acts as a subcontractor, the failure or inability of the primary contractor to perform its prime contract may result in an inability to obtain payment of fees and contract costs;

     o restriction or potential prohibition on the export of products based on licensing requirements; and

     o   government contract wins can be contested by other contractors.

         THE PRICE OF DRS COMMON STOCK MAY BE AFFECTED BY FACTORS DIFFERENT FROM THOSE AFFECTING THE PRICE OF ESSI COMMON STOCK.

         Holders of ESSI common stock will be entitled to receive cash and DRS common stock in the merger and thus will become holders of DRS common stock. DRS's business is different in certain ways from that of ESSI, and DRS's results of operations, as well as the price of DRS common stock, may be affected by factors different from those affecting ESSI's results of operations and the price of ESSI common stock. The price of DRS common stock may fluctuate significantly following the merger, including as a result of factors over which DRS has no control. For a discussion of ESSI's businesses and certain factors to consider in connection with such businesses, see "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Factors affecting DRS's business include:

     o DRS's revenues are dependent on its ability to maintain its government business;

     o DRS's revenues will be adversely affected if it fails to receive renewal of follow-on contracts;

     o DRS's failure to anticipate technical problems, estimate costs accurately or control costs with respect to the performance of fixed-price contracts may reduce its profit or cause a loss;

     o DRS may experience production delays if its suppliers fail to deliver materials to it;

     o   DRS's backlog is subject to reduction and cancellation;

     o   competition;

     o   military conflict, war or terrorism;

     o   government regulation;

     o   technological change; and

     o   DRS's ability to use and safeguard intellectual property.

         THE MARKET PRICE OF DRS COMMON STOCK MAY DECREASE AS A RESULT OF THE MERGER.

         In the merger, ESSI shareholders will receive consideration that includes DRS common stock. A number of factors may cause the market price of such DRS common stock to fluctuate significantly after the merger, including:

     o   the success of the integration of DRS's and ESSI's operations;

     o DRS's realization of expected business opportunities and growth prospects from the merger;

     o short-term selling pressure on the market price of DRS common stock resulting from sales of DRS shares received by ESSI's shareholders in the merger;

     o   DRS's operating results and those of defense companies in general;

     o the public's reaction to DRS's press releases, announcements and filings with the SEC;

     o changes in earnings estimates or recommendations by research analysts;

     o DRS's ability to reduce the indebtedness undertaken in connection with the acquisition of ESSI;

     o changes in general conditions in the U.S. economy, financial markets, global climate or defense industry;

     o   natural disasters, terrorist attacks or acts of war;

     o   other developments affecting DRS or its competitors; and

     o   additional issuances of DRS common stock.

         INTEGRATION OF DRS'S AND ESSI'S OPERATIONS WILL BE COMPLEX, TIME-CONSUMING AND EXPENSIVE AND MAY ADVERSELY AFFECT THE RESULTS OF OPERATIONS OF DRS AFTER THE MERGER.

         The anticipated benefits of the merger will depend in part on whether DRS and ESSI can integrate their operations in an efficient, timely and effective manner. Integrating DRS and ESSI will be a complex, time-consuming and expensive process. ESSI will represent DRS's largest and most significant acquisition to date. Successful integration will require, among other things, combining the companies':

     o   business development efforts;

     o   key personnel;

     o   geographically separate facilities; and

     o   business and executive cultures.

         DRS and ESSI may not accomplish this integration successfully and may not realize the benefits contemplated by combining the operations of both companies. The diversion of management's attention to the integration effort and any difficulty encountered in combining operations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses.

         IF DRS IS UNABLE TO SUCCESSFULLY INTEGRATE ESSI INTO DRS'S OPERATIONS ON A TIMELY BASIS, DRS'S PROFITABILITY COULD BE NEGATIVELY AFFECTED.

         DRS expects that the acquisition of ESSI will result in certain business opportunities and growth prospects. DRS, however, may never realize these expected business opportunities and growth prospects. DRS may experience increased competition that limits its ability to expand its business, DRS's assumptions underlying estimates of expected cost savings may be inaccurate or general industry and business conditions may deteriorate. The acquisition involves numerous risks, including, but not limited to:

     o difficulties in assimilating and integrating the operations, technologies and products of ESSI;

     o the diversion of DRS's management's attention from other business concerns;

     o DRS's current operating and financial systems and controls may be inadequate to deal with the combined company's operations;

     o the risk that the combined company will be unable to maintain or renew any of ESSI's government contracts;

     o the risks of DRS entering markets in which it has limited or no experience; and

     o   the loss of key employees.

         If these factors limit DRS's ability to integrate the operations of ESSI successfully or on a timely basis, DRS's expectations of future results of operations may not be met. In addition, DRS's growth and operating strategies for ESSI's business may be different from the strategies that ESSI currently is pursuing. If DRS's strategies are not the proper strategies for ESSI, it could have a material adverse effect on the business, financial condition and results of operations of the combined company. Further, there can be no assurance that DRS will be able to maintain or enhance the profitability of ESSI or consolidate the combined company's operations to achieve cost savings.

         DRS'S LEVEL OF INDEBTEDNESS FOLLOWING THE MERGER COULD LIMIT CASH FLOW AVAILABLE AND COULD ADVERSELY AFFECT ITS OPERATIONS OR ITS ABILITY TO OBTAIN ADDITIONAL FINANCING, IF NECESSARY. DRS MAY INCUR SUBSTANTIAL ADDITIONAL INDEBTEDNESS IN THE FUTURE.

         DRS's total debt outstanding as of September 30, 2005 was approximately $708.4 million. DRS's pro forma indebtedness as of September 30, 2005, after giving effect to the merger and related financing would have been approximately $1.9 billion. As a result of the increase in debt, demands on the cash resources of DRS will increase after the merger, which could have important effects on an investment in DRS common stock. For example, increased levels of indebtedness could, among other things:

     o limit the ability of the combined company to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes or make such financing more costly;

     o require the combined company to dedicate all or a substantial portion of its cash flow to service debt, which will reduce funds available for other business purposes, such as capital expenditures, research and development, dividends or acquisitions;

     o limit flexibility in planning for or reacting to changes in the markets in which the combined company will compete;

     o place the combined company at a competitive disadvantage relative to its competitors with less indebtedness;

     o render the combined company more vulnerable to general adverse economic and industry conditions; and

     o make it more difficult to satisfy financial obligations, including those relating to the financing of the merger.

         The terms of DRS's new financing agreements will include covenants restricting the activities of DRS and will require repayment of the debt in certain circumstances. In addition, following the merger, DRS may not be able to incur substantial additional indebtedness in the future. If DRS adds new debt, the related risks that it currently faces could intensify.

         If DRS is unable to consummate permanent debt financing of at least $950.0 million, DRS may enter into a new interim credit facility of up to $950.0 million that is likely to be on terms substantially more restrictive and is likely to be more costly than the terms of the contemplated permanent financing. If any interim loan under the interim facility is not repaid within one year of the closing of the interim facility, the principal amount of such loan and any interest on the loan automatically will be exchanged for senior exchange notes which will bear a higher rate of interest and may contain other more restrictive terms than the interim credit facility. Additionally, if the interim facility has not been repaid within 90 days of the closing of the interim facility, Bear Stearns, in consultation with Wachovia, may demand that DRS issue and sell senior notes or senior subordinated notes in an amount sufficient to refinance the interim loans.

         THE MERGER MAY ADVERSELY AFFECT THE COMBINED COMPANY'S ABILITY TO ATTRACT AND RETAIN KEY ESSI EMPLOYEES.

         ESSI employees may experience uncertainty about their future roles after the merger. In addition, ESSI employees, including key executives and members of ESSI's senior management, may determine that they do not desire to work for DRS for a variety of reasons and may seek early retirement or other employment opportunities. These factors may adversely affect the combined company's ability to attract and retain key management, engineering, sales, marketing and other personnel. There is a continuing demand for qualified technical personnel and DRS's future growth and success will depend in part upon its ability to attract, train and retain such personnel. Competition for personnel in the defense industry is intense. An inability to attract and maintain a sufficient number of technical personnel, including ESSI personnel, could have a material adverse effect on DRS's contract performance and ability to capitalize on market opportunities.

         A number of senior executive officers of ESSI have agreements requiring payments in the event of a change in control of ESSI. (See "Item 11 --Executive Compensation--Employment Agreements" and "Item 11--Executive Compensation--Consulting Agreements"). Moreover, several of these executives have indicated their desire to retire from ESSI upon completion of the merger. Departing key employees may be difficult to replace, and their loss may have a material adverse effect on the combined company's operations.

ITEM 2.    PROPERTIES
-------    ----------

         ESSI conducts its business from 45 manufacturing, warehouse and office facilities.

             Location                                Description                            Square Footage
             --------                                -----------                            --------------

         West Plains, Missouri (1)                   Manufacturing/Office                       391,000
         Florence, Kentucky (1)                      Manufacturing/Office                       265,000
         St. Louis County, Missouri (1)              Subassembly/Office                         263,000
         High Ridge, Missouri (1)                    Manufacturing/Office                       214,000
         Bridgeport, Connecticut (1)                 Manufacturing/Office                       135,000
         Cincinnati, Ohio (2)                        Manufacturing/Office                       134,000
         Elizabeth City, North Carolina (1)          Hangar - under construction                 80,000
         Bridgeport, Connecticut (2)                 Warehouse                                   45,000
         Alexandria, Virginia (2)                    Office                                      44,000
         Halifax, Nova Scotia, Canada (1)            Manufacturing/Office                        40,000
         Cincinnati, Ohio (1)                        Manufacturing/Office                        27,000
         Elizabeth City, North Carolina (2)          Office                                      21,000
         Polson, Montana (2)                         Manufacturing/Office                        20,000
         Troy, Michigan (2)                          Office                                      20,000
         Calverton, Maryland (2)                     Office                                      19,000
         Chantilly, Virginia (2)                     Office                                      16,000
         Melbourne, Florida (2)                      Manufacturing/Office                        16,000
         Tinton Falls, New Jersey (2)                Manufacturing/Office                        15,000
         Dulles, Virginia (2)                        Office                                      15,000
         St. Louis County, Missouri (2)              Manufacturing                               14,000
         St. Louis County, Missouri (2)              Warehouse                                   13,000
         Warner Robins, Georgia (2)                  Office                                      13,000
         Fairborn, Ohio (2)                          Office                                      13,000
         West Plains, Missouri (2)                   Warehouse                                   13,000
         Willoughby, Ohio (2)                        Office                                      12,000
         Bridgeton, Missouri (2)                     Manufacturing/Office                        11,000
         Warner Robins, Georgia (1)                  Office                                      11,000
         Warner Robins, Georgia (2)                  Manufacturing/Office                        11,000
         Polson, Montana (2)                         Manufacturing/Office                        10,000
         West Long, New Jersey (2)                   Office                                       9,000
         Huntsville, Alabama (2)                     Office                                       8,000
         Lorton, Virginia (2)                        Office                                       6,000
         Cincinnati, Ohio (2)                        Warehouse                                    5,000
         Petersburg, Virginia (2)                    Office                                       4,000
         Augusta, Georgia (2)                        Manufacturing/Office                         3,000
         Arlington, Virginia (2)                     Office                                       3,000
         Garden City, New York (2)                   Office                                       3,000
         Abington, Maryland (2)                      Office                                       2,000
         Coronado, California (2)                    Office                                       1,000
         Layton, Utah (2)                            Office                                       1,000
         San Diego, California (2)                   Office                                       1,000
         Shrewsbury, New Jersey (2)                  Office                                       1,000
         Anchorage, Alaska (2)                       Office                                       1,000
         Oklahoma City, Oklahoma (2)                 Office                                       1,000
         Fredericksburg, Virginia  (2)               Office                                       1,000

(1) - Owned
(2) - Leased

         ESSI also leases certain other small product support and service facilities located throughout the United States and abroad. ESSI believes that its current facilities are sufficient for the conduct of its current level of operations.

         At October 31, 2005, ESSI also owned a 171,000 square foot facility in St. Louis County, Missouri which it vacated during the year ended October 31, 2003. On November 22, 2005, ESSI completed the sale of this facility for a sale price of approximately $3.0 million.

ITEM 3.    LEGAL PROCEEDINGS
-------    -----------------

         In December 2004, ESSI was notified by the Enforcement Division of the SEC of the issuance of a formal order directing a private investigation captioned In the Matter of Engineered Support Systems, Inc. and that the SEC had issued subpoenas to various individuals associated with ESSI to produce certain documents. The SEC staff also requested that ESSI voluntarily produce certain documents in connection with the investigation. The subpoenas related to trading in ESSI stock around its earnings releases in 2003 and the adequacy of certain disclosures made by ESSI regarding related-party transactions in 2002 and 2003 involving insurance policies placed by ESSI through an insurance brokerage firm in which a director of ESSI was a principal at the time of the transactions. On or about September 23, 2005, the SEC staff contacted ESSI's counsel and advised that it had issued a subpoena directed to ESSI and expanded its investigation to include ESSI's disclosure of a November 2004 stop-work order relating to ESSI's Deployable Power Generation and Distribution Systems program for the U.S. Air Force, and trading in ESSI's stock by certain individuals associated with ESSI.

         In connection with the foregoing SEC investigation, ESSI and certain of its directors and officers have provided information and testimony to the SEC. ESSI continues to furnish information requested by the SEC. On November 14, 2005, ESSI was informed by the Enforcement Division that one of ESSI's former directors and officers who is currently a consultant to ESSI has been issued a so-called Wells notice informing him that the staff of the SEC was considering recommending that the SEC bring a civil injunctive action against the former officer and director in connection with the SEC's investigation into trading in ESSI common stock in 2003. A Wells notice provides prospective defendants with an opportunity to respond to the SEC staff members before the staff makes a formal recommendation on whether the SEC should pursue disciplinary action against them. ESSI has not received a Wells notice and continues to cooperate with the investigation. ESSI is unable to determine at this time either the timing of the investigation or the impact, if any, which the investigation could have on ESSI or the combined company following ESSI's proposed merger with DRS as discussed in Note P to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

         In addition, ESSI is from time to time party to various legal proceedings, including environmental claims, arising out of its business. ESSI's management believes that there are no such proceedings pending or threatened against them which, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations or cash flows of ESSI.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
-------    -----------------------------------------------

         There were no matters submitted to a vote of shareholders during the fourth quarter of the year ended October 31, 2005.

                                   PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
-------    ----------------------------------------------------------------
           MATTERS
           -------

         ESSI's common stock trades on the Nasdaq Stock Market under the symbol EASI. The number of holders of common stock as of December 20, 2005 was approximately 24,350, including 340 shareholders of record and an estimated 24,010 persons or entities holding common stock in nominee name. The following table sets forth the high and low stock prices for each quarter as provided by the Nasdaq Stock Market, as adjusted to reflect a three-for-two stock split effected by ESSI on April 15, 2005.

                                           2005                  2004
                                      --------------        ---------------
                                      High       Low        High        Low
                                      ----       ---        ----        ---
         QUARTER ENDED:
         January 31                  $40.26    $31.87      $41.29     $30.01
         April 30                     42.63     33.83       36.99      30.33
         July 31                      39.10     31.60       40.01      29.57
         October 31                   41.47     32.25       38.26      24.22

         ESSI has paid a dividend of $.018 per share on a semi-annual basis during the last two fiscal years. ESSI's pending merger agreement with DRS provides that ESSI may not declare, set aside or pay any dividend or make any similar payment with respect its capital stock prior to the effective date of the merger.

         Effective February 1, 2005, ESSI acquired all of the membership interests of Spacelink. A portion of the purchase price paid by ESSI at closing consisted of the issuance by the ESSI of 342,438 shares of its restricted common stock valued at approximately $13.2 million. ESSI issued these shares of common stock to the sellers of Spacelink's membership interests, Spacelink International LTD., a Delaware corporation, and SatComSolutions LLC, a Delaware limited liability company. The common stock was issued as a private placement of securities under Section 4(2) of the Securities Act of 1933.

         The following table provides information as of October 31, 2005 with respect to shares of the common stock that may be issued under ESSI's existing equity compensation plans:

                                                                                                               Number of shares
                                                                                                                  remaining
                                                                                                                available for
                                                                        Number                                 future issuance
                                                                      of shares                                 under equity
                                                                        to be                                   compensation
                                                                     issued upon          Weighted-                 plans
                                                                       exercise            average                (excluding
                                                                         of           exercise price of           securities
                                                                     outstanding         outstanding             reflected in
Plan category                                                          options             Options                column (a))
                                                                        (a)(1)               (b)                     (c)
--------------------------------------------------------------        ---------    ---------------------   -----------------------

Equity compensation plans approved by shareholders                    4,422,058            $ 24.18                 616,447

Equity compensation plan not approved by
 shareholders (2)                                                       288,562            $ 13.42                       0
                                                                      ---------                                    -------
     Total                                                            4,710,620            $ 23.52                 616,447
                                                                      =========                                    =======

--------
(1) All shares and per share amounts have been restated to reflect a three-for-two stock split effected by ESSI on April 15, 2005.

(2) The equity compensation plan not approved by shareholders represents the Engineered Support Systems, Inc. 2002 Non-Executive Stock Option Plan under which ESSI has issued 1,012,500 stock options to non-executive employees.

Item 6.    SELECTED FINANCIAL DATA
-------    -----------------------

         Selected financial data for each of ESSI's last five fiscal years is as follows:

Year Ended October 31 (in thousands, except per share amounts)
                                                 2005         2004        2003        2002        2001
--------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Net revenues                                  $1,018,373  $  883,630  $  572,701  $  407,945    $365,198
                                              ==========================================================
Operating income from continuing operations   $  141,422  $  123,296  $   72,616  $   48,599    $ 35,853
                                              ==========================================================

Net income from continuing operations         $   87,249  $   75,909  $   43,283  $   27,666    $ 18,269
Discontinued operations                           (2,073)                    125      (4,133)        307
                                              ----------------------------------------------------------
Net income                                    $   85,176  $   75,909  $   43,408  $   23,533    $ 18,576
                                              ==========================================================

Diluted shares outstanding                        43,232      41,799      38,757      36,471      34,236
                                              ==========================================================

Diluted earnings per share:
    Continuing operations                     $     2.02  $     1.82  $     1.12  $     0.76    $   0.53
                                              ==========================================================
    Total                                     $     1.97  $     1.82  $     1.12  $     0.65    $   0.54
                                              ==========================================================

Cash dividends declared per share             $     0.03  $     0.02  $     0.02  $     0.01    $   0.01
                                              ==========================================================

FINANCIAL POSITION AT YEAR END
Total assets                                  $  702,157  $  511,134  $  421,446  $  290,147    $240,435
Total debt                                        47,139       1,121      73,190      55,000      63,738
Shareholders' equity                             473,309     336,956     197,167     134,857     109,392
                                              ----------------------------------------------------------

Funded backlog                                $  689,796  $  588,061  $  533,439  $  350,063    $291,745
Total backlog                                  2,176,923   1,437,218   1,456,174   1,218,706     973,552


         In order to analyze the comparability of the information reflected in the above selected financial data, see Notes B, D and E of the Notes to Consolidated Financial Statements included elsewhere within this Annual Report on Form 10-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------    -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

         ESSI's revenues on long-term contracts, substantially all of which are directly or indirectly with the U.S. Government, are recognized under the percentage of completion method and include a proportion of the earnings that are expected to be realized on the contract in the ratio that production measures, primarily labor, incurred bear to the total estimated production measures for the contract. Earnings expectations are based upon estimates of contract values and costs at completion. Contracts in process are reviewed on a periodic basis. Adjustments to revenues and earnings are made in the current accounting period based upon revisions in contract values and estimated costs at completion. Amounts representing contract change orders, claims and other items are included in revenues, as recognized under the percentage of completion method, only when these amounts can be reliably estimated and realization is probable. Provisions for estimated losses on contracts are recorded when identified. Substantially all other revenues are recognized when title passes to the customer. Actual results could differ from ESSI's estimates and assumptions.

Retirement Obligations

         The determination of ESSI's obligation and expense for pension and other postretirement benefits is dependent on certain assumptions developed by ESSI and used by actuaries in calculating such amounts. Assumptions include, among others, the discount rate and the expected long-term rate of return on plan assets. Actual results that differ from assumptions made are accumulated and amortized over future periods and, therefore, generally affect ESSI's recognized expense and recorded obligation in such future periods. Significant differences in actual experience or significant changes in assumptions may materially affect pension and other postretirement obligations.

Goodwill and Other Long-Lived Assets

         ESSI's management annually reviews goodwill and other long-lived assets with indefinite useful lives for impairment or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If ESSI determines that the carrying value of the long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in ESSI's current business model. The estimates of cash flows and discount rate are subject to change due to the economic environment, including such factors as interest rates, expected market returns and volatility of markets served. ESSI's management believes that the estimates of future cash flows and fair value are reasonable; however, changes in estimates could result in an impairment charge. Intangible assets with estimated useful lives are amortized over these lives and reviewed for impairment on a periodic basis.

The following analysis should be read in this context.

RECENT ACQUISITIONS

         Over the past three years, ESSI's net revenues and net income have increased substantially as a result of both internal growth and several significant acquisitions.

         During 2005, ESSI acquired three companies operating in the defense industry. Effective May 1, 2005, ESSI acquired all of the outstanding stock of Mobilized Systems, which designs, manufacturers and tests highly specialized trailers, shelters and environmental control systems, primarily for the defense industry. The purchase price was $17.5 million, net of cash acquired. Of the purchase price, $16.7 million has been paid as of October 31, 2005. The remaining $0.8 million of consideration is in the form of long-term promissory notes payable to the sellers. The purchase price was financed with short-term borrowings under ESSI's revolving credit facility. The fair value of assets acquired, including goodwill of $12.7 million and customer-related intangibles of $3.2 million, was $19.1 million and liabilities assumed totaled $1.6 million. Mobilized Systems in included within ESSI's Support Systems business segment.

         Effective February 1, 2005, ESSI acquired all of the outstanding stock of Spacelink, which designs, integrates, operates and maintains deployed satellite and wireless networks for the DoD, the U.S. intelligence community and other forward deployed federal agencies and multinational organizations worldwide. The purchase price, including transaction costs, was $154.6 million, which included common stock of ESSI with a value of $13.2 million. The cash consideration was financed with short-term borrowings under ESSI's revolving credit facility. The purchase price was net of $2.2 million of cash acquired. The purchase price is also subject to a working capital adjustment of approximately $2.9 million, tax adjustments pursuant to Section 338(h)(10) of the Internal Revenue Code of approximately $2.3 million and certain contingent cash consideration based upon Spacelink's earnings before interest, taxes, depreciation and amortization, as defined, for each of the twelve month periods ending January 31, 2006 and 2007. The fair value of assets acquired, including goodwill of $128.0 million and acquired customer-related intangibles of $13.8 million, was $165.7 million and liabilities assumed totaled $11.1 million. Spacelink is included within ESSI's Support Services business segment.

         On January 7, 2005, ESSI acquired all of the outstanding stock of PCA, which develops and manufactures electronic test and measurement equipment provided for electronic warfare and avionics systems primarily to military customers. The purchase price was $37.6 million and is subject to a working capital adjustment. The purchase price was financed with ESSI's existing cash balances. The fair value of assets acquired, including goodwill of $24.1 million and acquired customer-related intangibles of $6.4 million, was $38.1 million and liabilities assumed totaled $0.5 million. PCA is included within ESSI's Support Systems business segment.

         During 2004, ESSI acquired one company operating in the defense industry. Effective December 5, 2003, ESSI acquired all of the outstanding stock of Pivotal Power, a supplier of high performance static power conversion equipment primarily to military customers, for approximately $10.1 million, net of cash acquired. The fair value of assets acquired, including goodwill of $4.8 million and acquired customer-related intangibles of $1.2 million, was $11.6 million and liabilities assumed totaled $1.5 million. The purchase price was financed with short-term borrowings under ESSI's revolving credit facility. Pivotal Power is included within ESSI's Support Systems business segment.

         During 2003, ESSI acquired two companies operating in the defense industry. Effective May 1, 2003, ESSI acquired all the capital stock of TAMSCO, a provider of information technology logistics and digitization services, and a designer and integrator of telecommunications systems primarily for the DoD, for approximately $71.1 million in cash plus the payoff of $14.9 million of TAMSCO indebtedness. The fair value of assets acquired, including goodwill of $35.9 million and acquired customer-related intangibles of $29.9 million, was $103.9 million and liabilities assumed totaled $32.8 million. The purchase price was financed with short-term borrowings under ESSI's revolving credit facility. TAMSCO is included in ESSI's Support Services business segment.

         Effective September 24, 2003, ESSI acquired all of the capital stock of Engineered Environments, Inc. (EEi), a designer and manufacturer of specialized environmental control units and heat transfer systems for defense and industrial markets. The purchase of EEi, net of cash acquired, totaled $16.7 million, which represents the $15.6 million purchase price plus assumed indebtedness of $1.1 million. The fair value of assets acquired, including goodwill of $11.6 million and acquired customer-related intangibles of $2.9 million, was $19.9 million and liabilities assumed totaled $4.3 million. The purchase price was financed with short-term borrowings under ESSI's revolving credit facility. EEi is included in ESSI's Support Systems business segment.

RESULTS OF CONTINUING OPERATIONS

         The following discussion is with regard to ESSI's results of continuing operations. The discontinued operations of ESSI's ESP subsidiary are discussed later. The following table provides a comparative margin analysis for continuing operations for the years ended October 31, 2005, 2004 and 2003.

Year Ended October 31                    2005           2004          2003
                                         ----           ----          ----
Net revenues                             100.0%         100.0%        100.0%
Cost of revenues                          75.9           74.8          75.9
                                         -----          -----         -----
Gross profit                              24.1           25.2          24.1
Selling, general and
  administrative expense                  10.2           11.1          11.1
Restructuring expense                                                   0.3
Loss on sale of assets                                    0.1
                                         -----          -----         -----
Income from operations                    13.9           14.0          12.7
Interest expense, net                      0.2            0.1           0.3
                                         -----          -----         -----
Income before income taxes                13.7           13.9          12.4
Income tax provision                       5.1            5.3           4.8
                                         -----          -----         -----
Net income                                 8.6%           8.6%          7.6%
                                         =====          =====         =====

BUSINESS SEGMENTS

         ESSI operates in two business segments: Support Systems and Support Services. The Support Systems segment engineers and manufactures integrated military electronics and other military support equipment primarily for the DoD, as well as related air handling and heat transfer equipment for commercial and industrial users. Segment products include environmental control systems, power generation, distribution and conditioning systems, chemical and biological protection systems, petroleum and water distribution systems, load management and transport systems, airborne radar systems, reconnaissance, surveillance and target acquisition systems, avionics test equipment and other multipurpose military support equipment. The Support Services segment provides engineering, logistics and training services, advanced technology services, asset protection systems and services, telecommunication systems integration and information technology services primarily for the DoD. The Support Services segment also provides certain power generation and distribution equipment and vehicle armor installation to the DoD.

         The following table sets forth net revenues and income from operations, in millions, for the years ended October 31, 2005, 2004 and 2003 for each of ESSI's business segments:

Year Ended October 31                             2005                     2004                   2003
                                            -----------------        -----------------      ------------------
Net Revenues
Support Systems                             $  501.0     49.2%       $  514.7     58.3%     $  389.3     68.0%
Support Services                               592.7     58.2           442.8     50.1         210.7     36.8
Intersegment Revenues                          (75.3)    (7.4)          (73.9)    (8.4)        (27.3)    (4.8)
                                            --------    -----        --------    -----      --------    -----
Total                                       $1,018.4    100.0%       $  883.6    100.0%     $  572.7    100.0%
                                            ========    =====        ========    =====      ========    =====

Income from Operations
Support Systems                             $   87.5     61.9%       $   93.0     75.4%     $   54.2     74.7%
Support Services                                53.9     38.1            30.3     24.6          18.4     25.3
                                            ========    =====        ========    =====      ========    =====
Total                                       $  141.4    100.0%       $  123.3    100.0%     $   72.6    100.0%
                                            ========    =====        ========    =====      ========    =====

2005 COMPARED TO 2004

         Consolidated net revenues increased $134.8 million, or 15.2%, in 2005 to $1,018.4 million from $883.6 million in 2004. $85.1 million of this increase was generated by ESSI's most recently acquired subsidiaries (PCA, Spacelink and Mobilized Systems) since their respective acquisition dates in 2005. The remaining $49.7 million increase from existing operations included additional revenues from refurbishment of M1000 Heavy Equipment Transporters ($29.7 million increase), the manufacture and installation of vehicle add-on armor kits ($47.6 million increase), and additional telecommunications support programs ($75.4 million increase). These revenue increases were partially offset by reduced work on the 60-K Tunner Aircraft Cargo Loader (Tunner), as the production phase of this long-term program ended in the second quarter of 2005 ($36.5 million decrease), reduced deliveries of Manportable Surveillance and Target Acquisition Radars (MSTAR) for which a large military base perimeter security subcontract with Northrop Grumman was completed in the fourth quarter of 2004 ($57.3 million decrease) and the impact of temporary production delays on the Deployable Power Generation and Distribution System (DPGDS), which had been encountering performance issues on the primary power unit component of the program during 2005 ($41.0 million decrease). After the successful completion of intensive reliability testing on the primary power unit component of the DPGDS program, the DPGDS program was returned to full rate production status in the fourth quarter of 2005. Gross profit for 2005 increased $22.3 million, or 10.0%, to $245.0 million (24.1% of consolidated net revenues) from $222.7 million (25.2% of consolidated net revenues) in 2004. Revenue growth was primarily responsible for the increase in consolidated gross profit in 2005. However, slightly reduced gross margins for 2005 reflect a shift in overall business mix towards a greater amount of Support Services segment revenues, as well as the impact of temporary production delays and increased estimated costs resulting from performance issues with the primary power unit component of the DPGDS program. Selling, general and administrative expense increased $5.6 million, or 5.7%, in 2005 to $103.6 million (10.2% of consolidated net revenues) from $98.0 million (11.1% of consolidated net revenues) in 2004. Incremental selling, general and administrative expense for PCA, Spacelink and Mobilized Systems accounted for $9.0 million of the increase. It should be noted that selling, general and administrative expense in 2004 included a $5.0 million severance charge ($4.2 million of which represented a non-cash charge) in connection with the resignation of a former executive officer. Selling, general and administrative expense also included amortization expense related to acquired customer-related intangibles of $9.8 million and $6.7 million in 2005 and 2004, respectively. During 2004, ESSI completed the sales of its Sanford, Florida and Blue Ash, Ohio facilities, which had been vacated in conjunction with facility rationalization initiatives. Primarily as a result of these disposals, ESSI incurred a $1.3 million loss on sale of assets in 2004. As a result of the above, operating income from continuing operations increased by $18.1 million, or 14.7%, in 2005 to $141.4 million from $123.3 million in 2004.

         Net revenues in 2005 for the Support Systems segment totaled $501.0 million compared to $514.7 million (prior to the elimination of intersegment revenues in each year) in 2004, a 2.7% decrease. The results for 2005 reflect the inclusion of a combined $23.8 million in net revenues of PCA and Mobilized Systems since their respective acquisition dates in 2005. During 2005, the segment experienced a $36.5 million revenue reduction on the Tunner program and a $57.3 million revenue reduction on the MSTAR program. These decreases were offset by a $29.7 million increase from refurbishment of M1000 Heavy Equipment Transporters and by a $20.3 million increase in intersegment work performed for the Support Services segment, primarily related to the production of vehicle add-on armor kits. Gross profit for the segment decreased by $9.1 million, or 5.9%, in 2005 to $145.9 million (29.1% of segment revenues) from $155.0 million (30.1% of segment revenues) in 2004, including a combined $6.9 million gross profit contribution from the acquisitions of PCA and Mobilized Systems. Segment operating income for 2005 decreased to $87.5 million (17.5% of segment revenues) compared to $93.0 million (18.1% of segment revenues) in 2004 primarily as a result of reduction in gross profit.

         Net revenues in 2005 for the Support Services segment increased to $592.7 million, an increase of $149.9 million, or 33.8%, compared to $442.8 million (prior to the elimination of intersegment revenues in each year) in 2004. The most significant year-over-year increases occurred in the telecommunications support area ($75.4 million increase) and vehicle add-on armor kit programs ($47.6 million increase). In addition, Spacelink added $61.3 million of incremental revenues since its acquisition date in 2005. Partially offsetting these increases were decreased revenues from the DPGDS program of $41.0 million as previously discussed. Gross profit for the segment increased by $31.4 million, or 46.4%, in 2005 to $99.1 million (16.7% of segment revenues) from $67.7 million (15.3% of segment revenues) in 2004 primarily as a result of increased revenues in 2005 including a $10.8 million gross profit contribution from the acquisition of Spacelink. Segment operating income for 2005 totaled $53.9 million (9.1% of segment revenues) compared to $30.3 million (6.8% of segment revenues) in 2004. The increase in segment revenues in 2005 provided significant gross profit contributions which allowed for improved absorption of fixed overhead costs, leading to the overall improved operating results for the Support Services segment. However, segment profitability in 2005 was constrained by a decrease in DPGDS-related revenues in comparison to 2004 as noted above.

         Net interest expense totaled $1.8 million and $0.9 million in 2005 and 2004, respectively. This increase was a result of higher borrowing levels in 2005 resulting, in large part, from a combined $190.5 million of cash consideration paid in conjunction with the 2005 acquisitions. The effective income tax rate was 37.5% for 2005 compared to 38.0% in 2004. This reduction was primarily due to ESSI's state income tax reduction initiatives. As a result of the foregoing, net income from continuing operations increased by 14.9% to $87.2 million (8.6% of consolidated net revenues) in 2005 compared to $75.9 million (8.6% of consolidated net revenues) in 2004.

         In the second quarter of 2003, ESSI completed the sale of ESP, a wholly-owned subsidiary, to a private equity group (Buyer). The Buyer subsequently alleged that ESSI breached certain representations made under the related Stock Purchase Agreement (the ESP Agreement) and sought a claim for associated damages under the binding arbitration provisions of the ESP Agreement. During the second quarter of 2005, ESSI and the Buyer reached a settlement on this claim, which included modification of ESSI's $3.2 million note receivable from the Buyer to provide for suspension of interest charges and payments through July 31, 2006, extension of the note's repayment term to a balloon payment due in April 2009, and the release of the underlying real estate collateral securing the note. Because of this settlement, ESSI recorded a charge for the impairment of the note during the second quarter of 2005 equal to $1.7 million, or $1.1 million net of income tax. In the fourth quarter of 2005, ESSI was informed that the Buyer was insolvent. As a result, ESSI recorded an additional non-cash charge totaling $1.6 million, or $1.0 million net of income tax, for the impairment of the remainder of the note in the fourth quarter of 2005. These charges are included within the discontinued operations section of ESSI's Consolidated Statements of Income for 2005.

2004 COMPARED TO 2003

         Consolidated net revenues increased $310.9 million, or 54.3%, in 2004 to $883.6 million from $572.7 million in 2003. $181.3 million of this increase represents an increase in net revenues contributed by TAMSCO, EEi and Pivotal Power, since their respective acquisition dates in 2003 and 2004. Of the $129.6 million of net revenue growth from all other operating subsidiaries, ESSI's programs for MSTAR, Field Deployable Environmental Control Units (FDECU), DPGDS and vehicle add-on armor kits provided the most significant revenue gains. Gross profit for 2004 increased $84.6 million, or 61.3%, to $222.7 million (25.2% of consolidated net revenues) from $138.1 million (24.1% of consolidated net revenues) in 2003. $23.1 million of this increase represents an increase in gross profit contributed by TAMSCO, EEi and Pivotal Power, which had gross profit for either a portion or none of 2003. Of the $61.5 million of gross profit growth from all other operating subsidiaries, ESSI's programs for MSTAR, FDECU, DPGDS and vehicle add-on armor kits provided the most significant increases. In addition, MSTAR, FDECU and DPGDS have significantly higher margins than most of ESSI's programs, which contributed to a more favorable product mix and a higher overall gross margin in 2004. Selling, general and administrative expense increased $34.2 million, or 53.6%, in 2004 to $98.0 million (or 11.1% of consolidated net revenues) from $63.8 million (11.1% of consolidated net revenues) in 2003. $21.2 million of this increase was due to an increase in selling, general and administrative expenses from TAMSCO, EEi and Pivotal Power. In addition, ESSI incurred a $5.0 million severance charge ($4.2 million of which represented a non-cash charge) in connection with the resignation of a former executive officer of ESSI. Selling, general and administrative expense also included amortization expense related to acquired customer-related intangibles of $6.7 million and $2.8 million in 2004 and 2003, respectively. Under its facility rationalization plan, ESSI incurred restructuring expense of $0.1 million and $1.8 million, respectively, in 2004 and 2003 related to the write-down of fixed assets at the affected facilities and to accrue for expected employee benefits costs. During 2004, ESSI completed the sales of its Sanford, Florida and Blue Ash, Ohio facilities, which had been vacated in conjunction with facility rationalization initiatives. Primarily as a result of these disposals, ESSI incurred a $1.3 million loss on sale of assets in 2004 compared to a $0.1 million gain on sale of assets in 2003. As a result of the above, operating income from continuing operations increased by $50.7 million, or 69.8%, in 2004 to $123.3 million from $72.6 million in 2003.

         Net revenues for the Support Systems segment increased by $125.4 million, or 32.2%, to $514.7 million in 2004 from $389.3 million (prior to the elimination of intersegment revenues in each year) in 2003. The current year increase was partially attributable to the incremental net revenues of EEi and Pivotal Power of $11.5 million and $7.9 million, respectively, during 2004. Programs with the largest revenue gains during 2004 included the MSTAR, FDECU as well as intersegment work on the DPGDS and vehicle add-on armor kits being performed for the Support Services segment. Segment net revenues were partially offset by reduced work on the Tunner program as production work on that contract ended in mid-2005. Gross profit for the segment increased by $53.5 million, or 52.7%, to $155.0 million in 2004 (30.1% of segment revenues) from $101.5 million (26.1% of segment revenues) in 2003. The increase in gross profit was attributable to incremental gross profit from EEi and Pivotal Power of a combined $7.2 million coupled with higher profits on MSTAR, FDECU as well as intersegment work on the DPGDS and vehicle add-on armor kits due to increased revenues and production levels as noted above. In addition, MSTAR and FDECU have significantly higher margins than most of the segment's programs, which contributed to a more favorable product mix and higher gross margins in 2004. Income from operations for the segment increased by $38.8 million, or 72.0%, in 2004 to $93.0 million from $54.2 million in 2003. The increase was the result of higher gross profit partially offset by additional selling, general and administrative expense in 2004.

         Net revenues for the Support Services segment increased by $232.1 million, or 110.1%, in 2004 to $442.8 million from $210.7 million (prior to the elimination of intersegment revenues) in 2003. The significant growth in net revenues was primarily attributable to the inclusion of TAMSCO for a full year in 2004 versus just six months of post-acquisition results in 2003. TAMSCO reported revenues of $232.0 million in 2004 and $70.1 million in 2003. Significant revenue increases also were generated by the DPGDS program and from vehicle add-on armor kits. Gross profit for the segment increased by $31.1 million, or 85.1%, in 2004 to $67.7 million (15.3% of segment revenues) from $36.6 million (17.4% of segment revenues) in 2003. The increase in gross profit was attributable to the higher level of net revenues in 2004 as discussed above. The decrease in gross margin for the segment was primarily the result of a significant increase in revenues from pass-through contract vehicles, such as the Rapid Response and FAST programs, which generally provide lower than average profit margins. This decrease was partially offset by revenues from the DPGDS and vehicle add-on armor programs which provide comparatively higher margins. Income from operations for the segment increased by $11.9 million in 2004 to $30.3 million from $18.4 million in 2003 as a result of the significant increases in net revenues and gross profit as compared to the prior year.

         Net interest expense decreased by $0.8 million to $0.9 million in 2004 compared to $1.7 million in 2003 primarily as a result of lower outstanding borrowings throughout 2004. As of October 31, 2004, ESSI had completely paid off borrowings against its revolving credit facility and had cash and cash equivalents of $33.2 million.

         ESSI's effective income tax rate was 38.0% and 39.0% for 2004 and 2003, respectively. The reduction in the effective income tax rate was primarily the result of ESSI's state income tax reduction initiatives. As a result of the foregoing, net income from continuing operations increased 75.4% to $75.9 million (8.6% of consolidated net revenues) in 2004 compared to $43.3 million (7.6% of consolidated net revenues) in 2003.

         During 2002, ESSI formally adopted a plan to dispose of ESP. ESP was sold to a private equity group in 2003. As a result, ESP's financial results were reclassified as a discontinued operation in the Consolidated Financial Statements. Income from discontinued operations totaled $0.3 million, net of income tax, in 2003 and ESSI recorded after-tax losses of $0.2 million in 2003 to reduce the carrying value of ESP's assets to their estimated net realizable values less estimated selling costs. See Note E to the Consolidated Financial Statements.

OUTLOOK FOR 2006 AND FUTURE

         On September 21, 2005, ESSI and DRS entered into a definitive agreement which provides for the acquisition by DRS of all the outstanding common stock of ESSI for approximately $1.9 billion, or $43.00 per share (subject to possible adjustment), through a combination of cash and DRS common stock. Pending customary regulatory approvals and other closing conditions, including approval by ESSI and DRS shareholders, the transaction is expected to close before March 31, 2006.

         ESSI continues to believe that significant growth opportunities exist within the military support equipment, electronics and logistics support segments of the defense industry in response to (1) the current fragmentation within the industry; (2) the DoD's emphasis on awarding contracts on the basis of "best value;" (3) the DoD's increasing outsourcing of engineering, design and logistics services to contractors; (4) heightened military operations around the globe; and, (5) overall increases in defense spending by the DoD. In addition to supporting future merger integration activities with DRS, ESSI's focus for 2006 includes the continued rationalization of its existing defense operations in order to leverage its infrastructure and achieve additional operational synergies.

LIQUIDITY AND CAPITAL RESOURCES

         On January 27, 2005, ESSI and its banks entered into an Amended and Restated Credit Agreement (Amended Credit Agreement). The Amended Credit Agreement replaced ESSI's previous credit agreement dated April 23, 2003.

The Amended Credit Agreement, which expires January 27, 2010, provides for a $200 million unsecured revolving credit facility. ESSI may request, subject to certain conditions, an increase of up to $100 million in the amount of the aggregate commitment under the Amended Credit Agreement.

         Borrowings under the Amended Credit Agreement bear interest, at ESSI's option, at either the Eurodollar rate plus an applicable margin, or at the higher of the prime rate or the federal funds rate plus one-half of one percent. The margin applicable to the Eurodollar rate varies from 0.625% to 1.375% depending upon ESSI's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio). The Amended Credit Agreement contains certain covenants, including maintaining net worth of at least $265 million, plus 50% of the sum, to extent positive, of ESSI's consolidated net income and other comprehensive income (loss) reported after October 31, 2004, plus the net proceeds of all subsequent equity offerings. ESSI also must comply with certain financial covenants, including maintenance of a leverage ratio of no greater than 2.75 to 1. ESSI is also subject to various other financial and operating covenants and maintenance criteria, including restrictions on ESSI's ability to incur additional indebtedness, make investments, pay dividends over a specified amount, create liens, dispose of material assets and enter into merger transactions and acquisitions. As of October 31, 2005, ESSI had $45 million in borrowings against the Amended Credit Facility, and was in compliance with all applicable covenants.

         ESSI's working capital needs are generally funded through cash flow from operations and the revolving credit facility. At October 31, 2005, ESSI's working capital and ratio of current assets to current liabilities were $71.9 million and 1.40 to 1, respectively, compared with $112.0 million and 1.85 to 1 at October 31, 2004. During 2005, ESSI expended cash totaling $190.5 million in conjunction with the acquisitions of PCA, Spacelink and Mobilized Systems. ESSI financed these transactions with available cash resources and short-term borrowings under its revolving credit facility. The significant changes in working capital and the ratio of current assets to current liabilities from October 31, 2004 were due to these acquisitions and the related increase in short-term borrowings against ESSI's revolving credit facility.

         Net cash provided by operations totaled $101.9 million in 2005 compared to net cash provided by operations of $66.6 million in 2004. This $35.3 million increase was a result of the significantly improved operating results, as discussed above, as well as a $20.6 million reduction in working capital growth in 2005 from the prior year. ESSI's investment in property, plant and equipment totaled $12.1 million and $8.0 million in 2005 and 2004, respectively. This $4.1 million increase was primarily due to the construction of the Company's 80,000 square foot hanger to be used for aircraft repair and maintenance. In 2004, ESSI realized $5.7 million in proceeds primarily related to the sales of its Sanford, Florida and Blue Ash, Ohio facilities. ESSI anticipates that capital expenditures in 2006 should not exceed $15.0 million. During 2005 and 2004, ESSI received proceeds, including related income tax benefits, of $31.8 million and $56.5 million, respectively, related to the exercise of stock options, which are classified as financing cash flows within the Consolidated Statements of Cash Flow. ESSI management believes that cash flow generated from operations, together with its revolving credit facility, will provide the necessary resources to meet ESSI's needs for the foreseeable future.

COMMITTED AMOUNTS

         Total contractual and contingent obligations, in thousands, as of October 31, 2005 are as follows:

                                                                    Payments / Expiration
Year Ended October 31                         2006        2007        2008        2009       2010       Total
                                              ----        ----        ----        ----       ----       -----
Contractual Obligations:
   Long-term debt                           $    187     $   198     $   391     $  533     $          $  1,309
   Operating leases                            5,347       4,087       2,384      1,495        573       13,886
   Unconditional purchase obligations        202,834       8,912                                        211,746
   Contributions to pension and other
     postretirement benefit plans              7,471       7,471       7,371      7,371      3,871       33,555
                                            --------     -------     -------     ------     ------     --------
                                             215,839      20,668      10,146      9,399      4,444      260,496
Contingent Obligations:
   Letters of credit                           1,840                                                      1,840
                                            --------     -------     -------     ------     ------     --------
Total Obligations                           $217,679     $20,668     $10,146     $9,399     $4,444     $262,336
                                            ========     =======     =======     ======     ======     ========

         While contingent obligations are included in the table above, ESSI does not expect to fund the full amounts indicated for letters of credit. Lease expense totaled $5.9 million, $5.0 million and $4.2 million for the years ended October 31, 2005, 2004 and 2003, respectively.

INFLATION

         Since a significant portion of ESSI's contracts with the DoD are at fixed prices, inflation can affect the ultimate profit to be realized on them. Some contracts have price adjustment provisions that limit the impact of inflation on profits. In addition, ESSI's volume purchasing and forward purchasing policies serve to limit the effects of inflation. ESSI considers potential inflation in preparation of contract proposals and bids. In addition, ESSI's commercial and industrial products are predominantly custom-made. Therefore, the impact of inflation on operating results typically is not significant. ESSI attempts to alleviate inflationary pressures on commercial and industrial products by increasing selling prices to help offset rising costs (subject to competitive conditions), increasing productivity and improving manufacturing techniques. Because of these factors, management does not believe that inflation has had, or that anticipated inflation will have, a significant effect on ESSI's operations.

BUSINESS AND MARKET CONSIDERATIONS

         Approximately 96% of ESSI's consolidated net revenues for 2005 were directly or indirectly derived from defense orders by the U.S. government or its agencies. As of October 31, 2005, ESSI's funded backlog of orders totaled $689.8 million, with related customer options of an additional $1,487.1 million. These amounts compare to funded backlog of $588.1 million and related customer options of an additional $849.2 million as of October 31, 2004.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In October 2004, the U.S. Congress passed the American Jobs Creation Act of 2004 (the Jobs Creation Act). The Jobs Creation Act includes numerous provisions that may materially affect business practices and accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Jobs Creation Act provides a phased-in deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. In December 2004, the Financial Accounting Standards Board (FASB) issued two FASB Staff Positions
(FSP) regarding the accounting implications of the Jobs Creation Act related to (1) the deduction for qualified domestic production activities (FSP 109-1) and (2) the one-time tax benefit for the repatriation of foreign earnings (FSP 109-2). This guidance applies to financial statements for periods ending after the date the Jobs Creation Act was enacted. The Jobs Creation Act also provides for a change in the period of application of for foreign tax credits, elimination of the 90-percent limitation of foreign tax credits against Alternative Minimum Tax, expanded disallowance of interest on convertible debt, and tax shelter disclosure penalties. ESSI adopted FSP 109-1 and FSP 109-2 in the first quarter of 2005. The one-time tax benefit for the repatriation of foreign earnings does not apply to the Company. ESSI anticipates that the Jobs Creation Act and related FASB pronouncements will have a material impact its consolidated financial statements in future periods. However, this impact was not material for the year ended October 31, 2005.

         In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as current period expense. This statement is effective November 1, 2005 for ESSI. ESSI does not believe that the adoption of SFAS 151 will have a significant impact on the consolidated financial statements.

         In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment", (SFAS 123R). SFAS 123R requires companies to expense the value of employee stock options and similar awards. SFAS 123R is effective November 1, 2005 for ESSI. ESSI is currently evaluating its compensation policies and practices, along with the impact of SFAS 123R on its consolidated results of operations.

         In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS 154). SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (or fiscal 2007 for ESSI). ESSI does not believe that the adoption of SFAS 154 will have a significant impact on the consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------    ----------------------------------------------------------

         Market risks relating to ESSI's operations result primarily from changes in interest rates. Given ESSI's existing debt levels, significant cash flows and anticipated expenditures, ESSI's management has not utilized interest rate swaps or other derivative contracts to hedge this risk since November 2002. ESSI's management does not believe its exposure to interest rate fluctuations has had, or will have, a significant impact on ESSI's operations. A 10% increase in ESSI's effective interest rate would have resulted in additional interest expense of $0.2 million for the year ended October 31, 2005.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------    -------------------------------------------

ENGINEERED SUPPORT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
In thousands, except per share amounts

   October 31                                                                               2005                       2004
---------------------------------------------------------------------------------------------------------------------------
   ASSETS
   CURRENT ASSETS
   Cash and cash equivalents                                                            $ 13,064                   $ 33,153
   Accounts receivable, net                                                              151,210                    139,191
   Contracts in process and inventories, net                                              77,193                     61,009
   Income taxes receivable                                                                 1,046
   Deferred income taxes                                                                   6,284                      6,921
   Prepaid expenses and other assets                                                       3,568                      2,846
---------------------------------------------------------------------------------------------------------------------------
   Total Current Assets                                                                  252,365                    243,120
   PROPERTY, PLANT AND EQUIPMENT
   Land                                                                                    4,390                      4,387
   Buildings and improvements                                                             46,385                     39,704
   Machinery and equipment                                                                32,753                     26,567
   Furniture and fixtures                                                                  7,303                      5,465
---------------------------------------------------------------------------------------------------------------------------
                                                                                          90,831                     76,123
   Accumulated depreciation                                                              (36,281)                   (29,177)
---------------------------------------------------------------------------------------------------------------------------
                                                                                          54,550                     46,946
   Goodwill                                                                              332,109                    167,358
   Acquired customer-related intangibles                                                  51,868                     38,314
   Deferred income taxes                                                                                              1,876
   Other assets                                                                           11,265                     13,520
---------------------------------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                                         $702,157                   $511,134
---------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
   Notes payable                                                                        $ 45,000                   $
   Current maturities of long-term debt                                                      187                        340
   Accounts payable                                                                       79,705                     71,796
   Income taxes payable                                                                                              10,067
   Accrued employee compensation                                                          33,534                     27,806
   Other liabilities                                                                      22,007                     21,063
---------------------------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                                             180,433                    131,072
   Long-term debt                                                                          1,952                        781
   Deferred income taxes                                                                   1,873
   Minimum pension liability                                                              31,141                     28,237
   Other liabilities                                                                      13,449                     14,088
   Commitments and contingencies (Note M)
   SHAREHOLDERS' EQUITY
   Common stock, par value $.01 per share; 85,000 shares
    authorized; 41,912 and 26,642 shares issued                                              419                        266
   Additional paid-in capital                                                            205,998                    151,805
   Retained earnings                                                                     286,559                    202,730
   Accumulated other comprehensive loss                                                  (19,667)                   (17,845)
---------------------------------------------------------------------------------------------------------------------------
   Total Shareholders' Equity                                                            473,309                    336,956
---------------------------------------------------------------------------------------------------------------------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $702,157                   $511,134
---------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

ENGINEERED SUPPORT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per share amounts

   Year Ended October 31                                           2005                     2004                       2003
---------------------------------------------------------------------------------------------------------------------------
   Net revenues:
      Products                                               $  560,929                 $596,162                   $461,490
      Services                                                  457,444                  287,468                    111,211
---------------------------------------------------------------------------------------------------------------------------
                                                              1,018,373                  883,630                    572,701
---------------------------------------------------------------------------------------------------------------------------
   Cost of revenues:
      Products                                                  378,162                  408,282                    340,380
      Services                                                  395,175                  252,658                     94,262
---------------------------------------------------------------------------------------------------------------------------
                                                                773,337                  660,940                    434,642
---------------------------------------------------------------------------------------------------------------------------
   Gross profit                                                 245,036                  222,690                    138,059
   Selling, general and administrative expense                  103,590                   98,042                     63,832
   Restructuring expense                                                                      62                      1,758
   Gain (loss) on sale of assets                                    (24)                  (1,290)                       147
---------------------------------------------------------------------------------------------------------------------------
   Operating income from continuing operations                  141,422                  123,296                     72,616
   Interest expense                                              (2,651)                  (1,215)                    (1,881)
   Interest income                                                  828                      353                        221
---------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                            139,599                  122,434                     70,956
   Income tax provision                                          52,350                   46,525                     27,673
---------------------------------------------------------------------------------------------------------------------------
   Net income from continuing operations                         87,249                   75,909                     43,283
   Discontinued operations:
     Income from discontinued operations,
      net of income tax                                                                                                 294
     Loss on disposal, net of income tax                         (2,073)                                               (169)
---------------------------------------------------------------------------------------------------------------------------
   Net income                                                $   85,176                 $ 75,909                   $ 43,408
===========================================================================================================================
   Basic earnings per share:
     Continuing operations                                   $     2.11                 $   1.95                   $   1.19
     Discontinued operations                                      (0.05)
---------------------------------------------------------------------------------------------------------------------------
   Total                                                     $     2.06                 $   1.95                   $   1.19
===========================================================================================================================
   Diluted earnings per share:
     Continuing operations                                   $     2.02                 $   1.82                   $   1.12
     Discontinued operations                                      (0.05)

---------------------------------------------------------------------------------------------------------------------------
   Total                                                     $     1.97                 $   1.82                   $   1.12
===========================================================================================================================
See Notes to Consolidated Financial Statements.

ENGINEERED SUPPORT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                  Accumulated
In thousands                                     Additional                          Other
                                       Common     Paid-in         Retained       Comprehensive        Treasury
                                       Stock      Capital         Earnings            Loss              Stock       Total
---------------------------------------------------------------------------------------------------------------------------
   Balance at October 31, 2002          $170      $ 95,569        $84,961           $(14,275)         $(31,568)    $134,857
   Comprehensive income:
     Net income                                                    43,408                                            43,408
     Other components of
      comprehensive
      income, net of tax:
       Minimum pension
        liability adjustment                                                          (2,044)                        (2,044)
       Adjustment to fair
        value of derivatives                                                             177                            177
                                                                                                                   --------
     Total comprehensive income                                                                                      41,541
                                                                                                                   --------
   Cash dividends                                                    (616)                                             (616)
   Issuance of common stock                1         1,727                                                            1,728
   Exercise of stock options                         8,682                                               9,705       18,387
   Purchase of treasury stock                                                                             (557)        (557)
   Issuance of treasury stock                          983                                                 844        1,827
   Three-for-two stock split              82          (449)                                                367
---------------------------------------------------------------------------------------------------------------------------
   Balance at October 31, 2003           253       106,512        127,753            (16,142)          (21,209)     197,167
   Comprehensive income:
     Net income                                                    75,909                                            75,909
     Other components of
      comprehensive
      income, net of tax:
       Minimum pension
        liability adjustment                                                          (2,293)                        (2,293)
       Currency translation
        adjustment                                                                       590                            590
                                                                                                                   --------
     Total comprehensive income                                                                                      74,206
                                                                                                                   --------
   Cash dividends                                                    (932)                                             (932)
   Issuance of common stock                1         4,135                                                            4,136
   Exercise of stock options              12        36,594                                              19,920       56,526
   Issuance of treasury stock                          409                                               1,289        1,698
   Stock option compensation                         4,155                                                            4,155
---------------------------------------------------------------------------------------------------------------------------
   Balance at October 31, 2004           266       151,805        202,730            (17,845)                       336,956
   Comprehensive income:
     Net income                                                    85,176                                            85,176
     Other components of
      comprehensive
      income, net of tax:
       Minimum pension
        liability adjustment                                                          (2,014)                        (2,014)
       Currency translation
        adjustment                                                                       192                            192
                                                                                                                   --------
     Total comprehensive income                                                                                      83,354
                                                                                                                   --------
   Cash dividends                                                  (1,347)                                           (1,347)
   Issuance of common stock
    related to Spacelink acquisition       2        13,241                                                           13,243
   Issuance of common stock                2         9,342                                                            9,344
   Exercise of stock options              10        31,749                                                           31,759
   Three-for-two stock split             139          (139)
---------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 2005             $419      $205,998       $286,559           $(19,667)         $            $473,309
===========================================================================================================================
See Notes to Consolidated Financial Statements.

ENGINEERED SUPPORT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
   Year Ended October 31                                                       2005              2004             2003
----------------------------------------------------------------------------------------------------------------------
   CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                             $  85,176         $  75,909        $  43,408
   Adjustments to reconcile net income from continuing
    operations to net cash provided by continuing
    operations:
     Loss (gain) from discontinued operations                                 2,073                               (125)
     Depreciation and amortization                                           18,286            12,991            8,961
     Deferred income taxes                                                    5,918             2,423            5,768
     Loss (gain) on sale of assets                                               24             1,290             (147)
     Stock option compensation expense                                                          4,155
----------------------------------------------------------------------------------------------------------------------
   Cash provided by continuing operations
    before changes in operating assets and
    liabilities, excluding the effects
    of acquisitions                                                         111,477            96,768           57,865
   Changes in operating assets and liabilities:
     Accounts receivable                                                     13,801           (47,657)         (13,639)
     Contracts in process and inventories                                   (11,501)           (7,520)           3,065
     Accounts payable                                                         6,895            22,455            5,539
     Current income taxes                                                   (11,113)            7,826            4,996
     Net changes in other assets and liabilities                             (7,708)           (5,303)           7,017
----------------------------------------------------------------------------------------------------------------------
   Net cash provided by continuing operations                               101,851            66,569           64,843
   Net cash provided by discontinued
    operations                                                                                                   1,612
----------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                101,851            66,569           66,455
----------------------------------------------------------------------------------------------------------------------
   CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of PCA, net of cash acquired                                    (37,648)
   Purchase of Spacelink, net of cash acquired                             (136,149)
   Purchase of Mobilized Systems, net of cash acquired                      (16,744)
   Purchase of Pivotal Power, net of cash acquired                                            (10,064)
   Purchase of TAMSCO, net of cash acquired                                                    (7,440)         (77,415)
   Purchase of EEI, net of cash acquired                                                          (99)         (16,630)
   Purchase of UPSI, net of cash acquired                                                      (2,026)          (5,008)
   Additions to property, plant and equipment                               (12,066)           (8,034)          (9,681)
   Proceeds from sale of property, plant and equipment                           59             5,674              316
----------------------------------------------------------------------------------------------------------------------
   Net cash used in continuing operations                                  (202,548)          (21,989)        (108,418)
   Net cash provided by discontinued operations                                                                  2,918
----------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                   (202,548)          (21,989)        (105,500)
----------------------------------------------------------------------------------------------------------------------
   CASH FLOW FROM FINANCING ACTIVITIES:
   Net borrowings (payments) under line-of-credit agreement                  45,000           (73,100)          60,100
   Payments of long-term debt                                                  (431)             (285)         (41,910)
   Proceeds of long-term debt                                                 1,409               382
   Exercise of stock options, including related income tax benefit           31,759            56,526           18,387
   Purchase of treasury stock                                                                                     (557)
   Cash dividends                                                            (1,347)             (932)            (616)
   Issuance of common stock to employee
    stock purchase plan                                                       4,268             3,079            1,728
----------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) continuing operations                      80,658           (14,330)          37,132
   Net cash provided by (used in) discontinued operations
----------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities                       80,658           (14,330)          37,132
----------------------------------------------------------------------------------------------------------------------
   Effect of exchange rate changes on cash                                      (50)               23
----------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                     (20,089)           30,273           (1,913)
   Cash and cash equivalents at beginning of year                            33,153             2,880            4,793
----------------------------------------------------------------------------------------------------------------------
   CASH AND CASH EQUIVALENTS AT END OF YEAR                               $  13,064         $  33,153        $   2,880
======================================================================================================================
See Notes to Consolidated Financial Statements.

                      ENGINEERED SUPPORT SYSTEMS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (in thousands, except per share amounts)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation and Principles of Consolidation: The Consolidated Financial Statements include the accounts of Engineered Support Systems, Inc. (Company) and its wholly-owned subsidiaries. These subsidiaries are organized within the Company's two business segments:
Support Systems and Support Services. The Support Systems segment includes the operations of Systems & Electronics Inc. (SEI), Keco Industries, Inc.
(Keco), Engineered Air Systems, Inc. (Engineered Air), Engineered Coil Company, d/b/a Marlo Coil (Marlo Coil), Engineered Electric Company, d/b/a Fermont (Fermont), Universal Power Systems, Inc. (UPSI), Engineered Environments, Inc. (EEI), Pivotal Power Inc. (Pivotal Power), Prospective Computer Analysts, Inc. (PCA) and Mobilized Systems, Inc. (Mobilized Systems). The Support Services segment includes the operations of Technical and Management Services Corporation (TAMSCO), Radian, Inc. (Radian), Spacelink International, LLC (Spacelink) and ESSIbuy.com, Inc. (ESSIbuy). All material intercompany accounts and transactions have been eliminated in consolidation.

         Industry Information: The Company's Support Systems segment designs, engineers and manufactures integrated military electronics and other military support equipment primarily for the U.S. Department of Defense (DoD), as well as related heat transfer and air handling equipment for domestic commercial and industrial users. Segment products include environmental control systems, load management and transport systems, power generation, distribution and conditioning systems, airborne radar systems, reconnaissance, surveillance and target acquisition systems, chemical and biological protection systems, petroleum and water distribution systems and other multipurpose military support equipment. The Company's Support Services segment provides engineering services, logistics and training services, advanced technology services, asset protection systems and services, telecommunication systems integration and information technology services primarily for the DoD. The Support Services segment also provides certain power generation and distribution equipment and vehicle armor installation to the DoD. Substantially all revenues are directly or indirectly derived from contracts with the U.S. Government.

         Use of Estimates: In preparing these financial statements, management makes estimates and uses assumptions that affect some of the reported amounts and disclosures. Actual results could differ from these estimates and assumptions.

         Cash and Cash Equivalents: Cash equivalents include temporary investments with original maturities of three months or less.

         Revenue Recognition: Revenues on long-term contracts, substantially all of which are with the U.S. government, are recognized under the percentage of completion method and include a proportion of the earnings that are expected to be realized on the contract in the ratio that production measures, primarily labor, incurred bear to the total estimated production measures for the contract. Earnings expectations are based upon estimates of contract values and costs at completion. Contracts in process are reviewed on a periodic basis. Adjustments to revenues and earnings are made in the current accounting period based upon revisions in contract values and estimated costs at completion. Amounts representing contract change orders, claims and other items are included in revenues, as recognized under the percentage of completion method, only when these amounts can be reliably estimated and realization is probable. Provisions for estimated losses on contracts are recorded when identified. Substantially all other revenues are recognized when title passes to the customer.

         Stock-Based Compensation: The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. (See Note J for a further description of these plans.) Accordingly, no compensation expense has been recognized for stock option awards. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation," to stock option awards.

Year Ended October 31                                            2005          2004           2003
---------------------                                            ----          ----           ----
Reported net income                                           $85,176       $75,909        $43,408
Total stock-based employee compensation
   expense determined under the fair value method
   for all stock option awards, net of income tax               7,265         2,924          3,521
                                                              -------       -------        -------
Pro forma net income                                          $77,911       $72,985        $39,887
                                                              =======       =======        =======
Earnings per share:
   Basic - as reported                                        $  2.06       $  1.95        $  1.19
                                                              =======       =======        =======
   Basic - pro forma                                          $  1.89       $  1.87        $  1.10
                                                              =======       =======        =======
   Diluted - as reported                                      $  1.97       $  1.82        $  1.12
                                                              =======       =======        =======
   Diluted - pro forma                                        $  1.80       $  1.75        $  1.03
                                                              =======       =======        =======

         The fair value of options at the grant date was estimated using the Black-Scholes model with the following weighted average assumptions for 2005, 2004 and 2003, respectively: an expected life of 2.5, 1.5 and 1.5 years; volatility of 35%, 26%, and 36%; a dividend yield of 0.08%, 0.11% and 0.18%; and a risk-free interest rate of 3.59%, 3.52%, and 3.25%.

         The weighted average fair value of options granted in 2005, 2004 and 2003 was $9.03, $5.37 and $5.03, respectively.

         Fair Value of Financial Instruments: For purposes of financial reporting, the Company has determined that the fair value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt, approximates book value at October 31, 2005 and 2004, based on either their short-term nature or on terms currently available to the Company in financial markets.

         Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. At October 31, 2005 and 2004, the Company's cash and cash equivalents were primarily invested in money market accounts at a financial institution. Management believes the credit risk is limited due to the short-term nature of these funds. Management believes the credit risk related to accounts receivable is limited due to the fact that 76% and 79% of accounts receivable at October 31, 2005 and 2004, respectively, are due from the U.S. government and its agencies. Allowances for anticipated doubtful accounts are provided based on historical experience and evaluation of specific accounts. The allowance for doubtful accounts was $1,060 and $90 at October 31, 2005 and 2004, respectively.

         Interest Rate Risk: Interest rate risk is managed through a portfolio of variable- and fixed-rate debt that management deems appropriate. Furthermore, the Company will periodically convert its variable-rate debt to fixed rates via interest rate swaps. Given the Company's outstanding debt position and anticipated cash flows, management does not believe its exposure to interest rate fluctuations has had, or will have, a significant impact on the Company's operations. The Company, therefore, had no interest rate swaps as of October 31, 2005.

         Contracts in Process and Inventories: Contracts in process and inventories represent accumulated contract costs, estimated earnings thereon based upon the percentage of completion method and contract inventories reduced by the contract value of delivered items. Accumulated contract costs and inventories are stated at actual costs incurred and consist of direct engineering, production, tooling, applicable overhead and other costs (excluding selling, general and administrative costs which are charged against income as incurred). Title to or a security interest in certain items included in contracts in process and inventories is vested in the U.S. government by reason of the progress payment provisions of related contracts. In accordance with industry standards, contracts in process and inventories related to long-term contracts are classified as current assets although a portion may not be realized within one year. Substantially all inventories related to contracts not accounted for under the percentage of completion method are valued at the lower of cost or market using the first-in, first-out method.

         Property, Plant and Equipment: Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 15 to 40 years for buildings and improvements, 5 to 15 years for machinery and equipment, and 3 to 10 years for furniture and fixtures. Depreciation expense totaled $7,752 in 2005, $5,627 in 2004 and $5,387 in 2003.

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

         Earnings Per Share: Basic earnings per share is based on average basic common shares outstanding, after the effect to the stock split described in Note O, of 41,329 in 2005, 38,987 in 2004 and 36,305 in 2003.
Diluted earnings per share is based on average diluted common shares outstanding, after giving effect to the stock split described in Note O, of 43,232 in 2005, 41,799 in 2004 and 38,757 in 2003. Average diluted common shares outstanding include common stock equivalents, which represent common stock options as computed using the treasury stock method.

         Treasury Stock: Shares of treasury stock are valued at cost using the first-in, first-out method.

         Recently Issued Accounting Pronouncements: In October 2004, the U.S. Congress passed the American Jobs Creation Act of 2004 (the Jobs Creation Act). The Jobs Creation Act includes numerous provisions that may materially affect business practices and accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Jobs Creation Act provides a phased-in deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. In December 2004, the Financial Accounting Standards Board (FASB) issued two FASB Staff Positions (FSP) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities (FSP 109-1) and (2) the one-time tax benefit for the repatriation of foreign earnings (FSP 109-2). This guidance applies to financial statements for periods ending after the date the Act was enacted. The Jobs Creation Act also provides for a change in the period of application for foreign tax credits, elimination of the 90-percent limitation of foreign tax credits against Alternative Minimum Tax, expanded disallowance of interest on convertible debt, and tax shelter disclosure penalties. The Company adopted FSP 109-1 and FSP 109-2 in the first quarter of 2005. The one-time tax benefit for the repatriation of foreign earnings does not apply to the Company. The Company anticipates that the Jobs Creation Act and related FASB pronouncements will have a material impact on the Company's consolidated financial statements in future periods. However, this impact was not material for the year ended October 31, 2005.

         In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective November 1, 2005 for the Company. The Company does not believe that the adoption of SFAS 151 will have a significant impact on its consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS 123R). SFAS 123R requires companies to expense the value of employee stock options and similar awards. SFAS 123R is effective November 1, 2005 for the Company. The Company is currently evaluating its compensation policies and practices, along with the impact of SFAS 123R on its consolidated results of operations.

         In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (or fiscal 2007 for the Company). The Company does not believe that the adoption of SFAS 154 will have a significant impact on its consolidated financial statements.

NOTE B -- ACQUISITIONS

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

         Effective February 1, 2005, the Company acquired all of the outstanding stock of Spacelink, which designs, integrates, operates and maintains deployed satellite and wireless networks for the DoD, the U.S. intelligence community and other forward deployed federal agencies and multinational organizations worldwide. The purchase price, including transaction costs, was $154.6 million, which included common stock of the Company with a value of $13.2 million. The cash consideration was financed with short-term borrowings under the Company's revolving credit facility. The purchase price was net of $2.2 million of cash acquired. The purchase price is also subject to a working capital adjustment of approximately $2.9 million, tax adjustments pursuant to Section 338(h)(10) of the Internal Revenue Code of approximately $2.3 million and to certain contingent cash consideration based upon Spacelink's earnings before interest, taxes, depreciation and amortization, as defined, for each of the twelve month periods ending January 31, 2006 and 2007. The fair value of assets acquired, including goodwill of $128.0 million and acquired customer-related intangibles of $13.8 million, was $165.7 million and liabilities assumed totaled $11.1 million.

         The following unaudited pro forma summary presents the combined results for the years ended October 31, 2005 and 2004, respectively, as adjusted to reflect the Spacelink purchase transaction assuming the acquisition had occurred at November 1, 2003. These pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisition actually taken place on November 1, 2003, nor are they necessarily indicative of the combined results that may occur in the future.

                                                                                   Year Ended October 31
                                                                                   ---------------------
                                                                                   2005             2004
                                                                                   ----             ----

Net revenues                                                                 $1,040,087         $979,790
                                                                             ==========         ========
Net income                                                                      $85,181          $76,415
                                                                                =======          =======
Basic earnings per share                                                          $2.06            $1.94
                                                                                  =====            =====
Diluted earnings per share                                                        $1.97            $1.81
                                                                                  =====            =====

         Pro forma net income from operations for the year ended October 31, 2005 includes $1,249, or $0.03 per basic and diluted earnings per share from continuing operations, related to the combined after-tax impact of one-time bonus expenses and transaction costs incurred by Spacelink.

         Certain information with respect to the assets and liabilities of Spacelink as of the acquisition date is summarized below:

                                                     February 1, 2005
                                                     ----------------

Accounts receivable                                          $ 19,930
Other current assets                                              910
Property, plant and equipment                                   3,021
Goodwill                                                      127,955
Acquired customer-related intangibles                          13,810
                                                             --------
   Total assets                                              $165,626
                                                             ========

Accounts payable                                             $    398
Accrued liabilities                                            10,675
                                                             --------
   Total liabilities                                         $ 11,073
                                                             ========

         Effective May 1, 2005, the Company acquired all of the outstanding stock of Mobilized Systems, which designs, manufacturers and tests highly specialized trailers, shelters and environmental control systems, primarily for the defense industry. The purchase price was $17.5 million, net of cash acquired, of which $16.7 million has been paid as of October 31, 2005 as reflected in the Consolidated Statement of Cash Flows. The remaining $0.8 million of consideration is in the form of long-term promissory notes payable to the sellers. The cash portion of the purchase price was financed with short-term borrowings under the Company's revolving credit facility. The fair value of assets acquired, including goodwill of $12.7 million and customer-related intangibles of $3.2 million, was $19.1 million and liabilities assumed totaled $1.6 million.

         On December 5, 2003, the Company acquired all of the outstanding stock of Pivotal Power, a supplier of high-performance static power conversion equipment primarily to military customers. The purchase price was approximately $10.1 million, net of cash acquired. The fair value of assets acquired, including goodwill of $4.8 million and acquired customer-related intangibles of $1.2 million, was $11.6 million and liabilities assumed totaled $1.5 million. The purchase price was financed with short-term borrowings under the Company's revolving credit facility.

         On September 24, 2003, the Company acquired all of the outstanding common stock of EEI, a designer and manufacturer of specialized environmental control units and heat transfer systems for defense and industrial markets. The purchase price was approximately $15.6 million. The purchase of EEI, net of cash acquired, totaled $16.7 million in the Consolidated Statements of Cash Flows, which represents the $15.6 million purchase price plus assumed indebtedness of $1.1 million. The initial purchase price allocation for EEI was based on preliminary information, which was subject to adjustment upon obtaining complete valuation information. During the fourth quarter of 2004, the Company completed its valuation and reclassified $2.9 million from goodwill, as recorded in the preliminary allocation, to acquired customer-related intangibles and recorded a $0.5 million non-cash charge in the quarter ended October 31, 2004 to reflect the related amortization expense from acquisition date. The fair value of assets acquired, including goodwill of $11.6 million and acquired customer-related intangibles of $2.9 million, was $19.9 million and liabilities assumed totaled $4.3 million. The purchase price was financed with short-term borrowings under the Company's revolving credit facility.

         On May 1, 2003, the Company acquired all of the outstanding common stock of TAMSCO, a provider of information technology logistics and digitization services and a designer and integrator of telecommunication systems primarily for the DoD. The purchase price was approximately $71.1 million, which is net of $0.1 million of cash acquired. Approximately $1.1 million of the purchase price has not been paid subject to final collection of accounts receivable. In connection with this transaction, the Company also assumed and paid $14.9 million of TAMSCO indebtedness. The purchase of TAMSCO, net of cash acquired, totals $84.9 million in the Consolidated Statements of Cash Flows, which represents the $71.1 million purchase price plus assumed indebtedness of $14.9 million less $1.1 million of purchase price not yet paid. The initial purchase price allocation for TAMSCO was based on preliminary information, which was subject to adjustment upon obtaining complete valuation information. During the second quarter of 2004, the Company completed its valuation of the assets acquired and liabilities assumed. As a result, the Company reclassified $29.9 million from goodwill, as recorded in the preliminary allocation, to acquired customer-related intangibles and recorded a $2.2 million non-cash charge in the quarter ended April 30, 2004 to reflect the related amortization expense from acquisition date. The fair value of assets acquired, including goodwill of $35.9 million and acquired customer-related intangibles of $29.9 million, was $103.9 million and liabilities assumed totaled $32.8 million. The purchase price was financed with short-term borrowings under the Company's revolving credit facility.

         The following unaudited pro forma summary presents the combined historical results of operations, after giving effect to the stock split described in Note O, for the year ended October 31, 2003 as adjusted to reflect the TAMSCO purchase transaction assuming the acquisition had occurred at November 1, 2002. These pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisition actually taken place on November 1, 2002, nor are they necessarily indicative of the combined results that may occur in the future.

                                            Year Ended
                                            October 31
                                               2003
                                            ----------

Net revenues                                $  652,655
                                            ==========

Net income                                  $   46,269
                                            ==========

Basic earnings per share                    $     1.27
                                            ==========

Diluted earnings per share                  $     1.19
                                            ==========

         Spacelink and TAMSCO are included in the Support Services segment. PCA, Mobilized Systems, Pivotal Power and EEI are included in the Support Systems segment. The operating results of each are included in consolidated operations since their respective dates of acquisition.

NOTE C -- GOODWILL AND INTANGIBLE ASSETS

         The following table presents changes in the Company's goodwill for the Support Systems segment and for the Support Services segment for the three years ended October 31, 2005:

                                Support       Support
                                Systems       Services         Total
                                -------       --------         -----

October 31, 2002               $ 76,833       $ 26,611        $103,444
Acquisitions                     18,886         69,002          87,888
                               --------       --------        --------
October 31, 2003                 95,719         95,613         191,332
Acquisitions                      6,935          1,821           8,756
Reclassification to
 acquired
 customer-related
 intangibles                     (2,880)       (29,850)        (32,730)
                               --------       --------        --------
October 31, 2004                 99,774         67,584         167,358
Acquisitions                     36,796        127,955         164,751
                               --------       --------        --------
October 31, 2005               $136,570       $195,539        $332,109
                               ========       ========        ========


         As of October 31, 2005, the Company had $271.3 million of remaining tax deductible goodwill.

         The following disclosure presents certain information on the Company's acquired identifiable intangible assets as of October 31, 2005, 2004 and 2003. All acquired identifiable intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

                                      Weighted Average
                                        Amortization       Gross       Accumulated         Net
                                           Period          Amount      Amortization       Amount
                                      ----------------    -------      ------------      -------
Customer-related intangibles:
   October 31, 2005                       9.3 years       $72,660        $20,792         $51,868
   October 31, 2004                      11.6 years        49,263         10,949          38,314
   October 31, 2003                       5.4 years        15,300          4,251          11,049

         The amortization expense related to acquired intangible assets was $9,843, $6,698 and $2,831, respectively, for the years ended October 31, 2005, 2004 and 2003. (Amoritization expense related to acquired intangible assets for the year ended October 31, 2004 includes $2,151 related to finalization of the TAMSCO intangible asset valuation. Total related TAMSCO amoritization expense was $1,981 and $3,142, respectively, for the years ended October 31, 2005 and 2004.) Related estimated amortization expense is $10,953 for the year ending October 31, 2006, $10,204 for the year ending October 31, 2007, $7,001 for the year ending October 31, 2008, $4,879 for the year ending October 31, 2009 and $3,222 for the year ending October 31, 2010.

NOTE D -- OPERATIONAL RESTRUCTURING

         During the quarter ended April 30, 2003, the Company announced a restructuring plan under which electronics assembly work performed at the Sanford, Florida facility of the Company's SEI subsidiary would be relocated to alternate SEI facilities. Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities," applies to all disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for employee termination costs associated with an exit or disposal activity be recognized when the liability is incurred. In accordance with SFAS 146, the Company recorded restructuring expense of $2.1 million in the year ended October 31, 2003 and $0.1 million in the year ended October 31, 2004, consisting of $1.3 million for severance and related benefits and $0.9 million for non-cash costs associated with the write-down of the Sanford, Florida facility to its fair market value. The Company anticipates that it will record no additional restructuring expense related to this plan. The plan involved the termination of 107 employees, all of which had been terminated as of October 31, 2004. All related severance costs had been paid as of October 31, 2004.

NOTE E -- DISCONTINUED OPERATIONS

         The Company completed the sale of Engineered Specialty Plastics, Inc. (ESP), a wholly-owned subsidiary, in the quarter ended April 30, 2003 to a private equity group (the Buyers). The Buyers subsequently alleged that the Company breached certain representations made under the related Stock Purchase Agreement (the Agreement) and sought a claim for associated damages under the binding arbitration provisions of the Agreement. During the quarter ended April 30, 2005, the Company and the Buyers reached a settlement on this claim, which included modification of the Company's $3.2 million note receivable from the Buyers to provide for suspension of interest charges and payments through July 31, 2006, extension of the note's repayment term to a balloon payment due in April 2009, and the release of the underlying real estate collateral securing the note. Because of this settlement, the Company recorded a charge for the impairment of the note during the quarter ended April 30, 2005 equal to $1.7 million, or $1.1 million net of income tax. During the quarter ended October 31, 2005, the Company was informed that the Buyers had liquidated all ESP assets, and the Company reserved an additional $1.6 million, or $1.0 million net of income tax, for the impairment of the remainder of the note. These amounts are reflected in discontinued operations on the Consolidated Statements of Income for the year ended October 31, 2005. Certain information with respect to the discontinued operations of ESP is as follows:

Year Ended October 31                               2005            2003
--------------------------------------------------------------------------

Net revenues                                      $                $9,136
--------------------------------------------------------------------------
Income from discontinued operations,
   net of income tax of $188 in 2003              $                $  294

Loss on disposal, net of income tax of
   $(1,244) in 2005 and $(108) in 2003             (2,073)           (169)
--------------------------------------------------------------------------
Income (loss) on discontinued operations          $(2,073)         $  125
                                                  =======          ======

NOTE F -- ACCOUNTS RECEIVABLE

         Accounts receivable includes amounts due from the U.S. government and its agencies of $115,561 and $109,991 at October 31, 2005 and 2004, respectively.

NOTE G -- CONTRACTS IN PROCESS AND INVENTORIES

         Contracts in process and inventories are comprised of the following:

   October 31                                        2005              2004
----------------------------------------------------------------------------
   Raw materials                                  $ 1,638           $ 1,874
   Work-in-process                                  5,345             5,246
   Finished goods                                     454               493
   Inventories substantially applicable
     to government contracts in process,
     reduced by progress payments of
     $54,039 and $54,629                           69,756            53,396
----------------------------------------------------------------------------
                                                  $77,193           $61,009
============================================================================

         Contracts in process and inventories at October 31, 2005 and 2004 include estimated revenue of $95,610 and $82,763, respectively, representing accumulated contract costs and related estimated earnings on uncompleted government contracts.

NOTE H -- NOTES PAYABLE

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

         Borrowings under the Amended Credit Agreement bear interest, at the Company's option, at either the Eurodollar rate plus an applicable margin, or at the higher of the prime rate or the federal funds rate plus one-half of one percent. The margin applicable to the Eurodollar rate varies from 0.625% to 1.375% depending upon the Company's ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (leverage ratio). The Amended Credit Agreement contains certain covenants, including maintaining net worth of at least $265 million, plus 50% of the sum, to the extent positive, of the Company's consolidated net income and other comprehensive income (loss) reported after October 31, 2004, plus the net proceeds of all subsequent equity offerings. The Company must also comply with certain financial covenants, including maintenance of a leverage ratio of no greater than 2.75 to 1. The Company is also subject to various other financial and operating covenants and maintenance criteria, including restrictions on the Company's ability to incur additional indebtedness, make investments, create liens, dispose of material assets and enter into merger transactions and acquisitions. As of October 31, 2005, the Company was in compliance with all applicable covenants of the Amended Credit Agreement. No compensating balance is required or maintained related to the Amended Credit Agreement.

         As of October 31, 2005, the Company had $45.0 million in borrowings under the Amended Credit Agreement. Borrowings under the Amended Credit Facility and the Company's previous revolving credit facility averaged $26.5 million for the year ended October 31, 2005. Borrowings under the Amended Credit Agreement are unsecured and are guaranteed by the Company.

         Interest paid was $2,460 in 2005, $1,370 in 2004 and $2,215 in 2003.

NOTE I -- INCOME TAXES

         The income tax provision is comprised of the following:

Year Ended October 31                         2005                 2004                      2003
---------------------            --------------------------    -----------    -------------------------------
                                 Continuing                                        Continuing
                                 Operations        Combined                        Operations        Combined
                                 ----------        --------                        ----------        --------
Current:
  Federal                         $42,840          $42,840        $40,338           $20,091          $20,187
  State                             3,896            3,896          4,153             1,798            1,798
  Foreign                            (304)            (304)          (389)
                                  -------          -------        -------           -------          -------
                                   46,432           46,432         44,102            21,889           21,985
                                  -------          -------        -------           -------          -------
Deferred:
  Federal                           5,250            4,089          2,184             5,191            5,176
  State                               375              292            187               593              592
  Foreign                             293              293             52
                                  -------          -------        -------           -------          -------
                                    5,918            4,674          2,423             5,784            5,768
                                  -------          -------        -------           -------          -------
                                  $52,350          $51,106        $46,525           $27,673          $27,753
                                  =======          =======        =======           =======          =======

         The deferred income tax provision (benefit) results from the following temporary differences:

Year Ended October 31                         2005                 2004                      2003
---------------------            --------------------------    -----------    -------------------------------
                                 Continuing                                        Continuing
                                 Operations        Combined                        Operations        Combined
                                 ----------        --------                        ----------        --------
Uncompleted contracts              $  771           $  771       $  (146)           $   541           $  541
Depreciation                           75               75            90                289              343
Goodwill and intangible
  amortization                      3,224            3,224         2,035              3,589            3,589
Employee benefit plans                882              882           685                (57)             (57)
Loss on disposal of
  discontinued
   operations                                       (1,244)                                              (60)
Other, net                            966              966          (241)             1,422            1,412
                                   ------           ------       -------            -------          -------
                                   $5,918           $4,674       $ 2,423            $ 5,784          $ 5,768
                                   ======           ======       =======            =======          =======

         Deferred income tax liabilities (assets) are comprised of the following:

   Year Ended October 31                           2005               2004
----------------------------------------------------------------------------
   Depreciation                                 $  2,441           $  2,398
   Uncompleted contracts                            (571)            (1,360)
   Employee benefits                              (5,527)            (6,291)
   Goodwill and intangibles                       16,139             13,087
   Asset reserves                                 (1,211)            (1,160)
   Capital loss carryforward                      (3,994)            (2,814)
   Other comprehensive loss                      (12,270)           (11,299)
   Other, net                                     (3,742)            (4,475)

----------------------------------------------------------------------------
                                                  (8,735)           (11,914)
Valuation allowance                                4,324              3,117
----------------------------------------------------------------------------
                                                $ (4,411)          $ (8,797)
============================================================================

         Deferred income tax liabilities (assets) are presented on the Consolidated Balance Sheets as follows:

   Year Ended October 31                           2005             2004
--------------------------------------------------------------------------
   Current assets                               $(6,284)         $(6,921)
   Non-current assets                                             (1,876)
   Non-current liabilities                        1,873
--------------------------------------------------------------------------
                                                $(4,411)         $(8,797)
==========================================================================

         A reconciliation between the income tax provision and the annual amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

   Year Ended October 31                           2005             2004             2003
------------------------------------------------------------------------------------------
   Income tax provision at
     statutory federal rate                     $48,860          $42,852          $24,835
   State income taxes and
     other, net                                   3,490            3,673            2,838
------------------------------------------------------------------------------------------
                                                $52,350          $46,525          $27,673
==========================================================================================

         As of October 31, 2005, the Company had U.S. capital loss carryovers of $10,652, which expire in 2009. As of October 31, 2005, the Company had foreign investment tax credit carryovers of $1,405 which will begin to expire in 2006. The Company provided a valuation allowance of $4,324 in 2005 and $3,117 in 2004 on the capital loss and foreign investment tax credit carryovers, the recovery of which is uncertain.

         Income taxes paid were $40,059 in 2005, $12,479 in 2004 and $13,923 in 2003.

NOTE J -- STOCK OPTIONS

         The Company has established plans whereby options may be granted to employees and directors of the Company to purchase shares of the Company's common stock. Options granted are at an option price equal to the market value on the date the option is granted and vest immediately. Subject to continuation of employment, all options must be exercised within five years from the date of grant and are exercisable at any time during this period. As of October 31, 2005, 4,711 shares of unissued common stock were authorized and reserved for outstanding options, which had a weighted average remaining contractual life of 2.9 years at that date. Transactions involving the stock option plans are as follows:

                                               Shares         Price per share
------------------------------------------------------------------------------
   Outstanding at October 31, 2002              6,753        $ 2.48 to $13.42
   Options granted                              1,148        $15.91 to $29.46
   Options exercised                           (1,251)       $ 2.48 to $16.61
------------------------------------------------------------------------------
   Options forfeited                               (2)                 $13.42
------------------------------------------------------------------------------
   Outstanding at October 31, 2003              6,648        $ 2.56 to $29.46
   Options granted                                879        $29.63 to $37.07
   Options exercised                           (2,697)       $ 2.56 to $29.46
   Options forfeited                               (2)       $13.42 to $36.83
------------------------------------------------------------------------------
   Outstanding at October 31, 2004              4,828        $ 2.56 to $37.07
   Options granted                              1,288        $34.93 to $41.11
   Options exercised                           (1,345)       $ 2.56 to $36.83
   Options forfeited                              (60)       $29.46 to $36.83
------------------------------------------------------------------------------
   Outstanding at October 31, 2005              4,711        $ 5.19 to $41.11
==============================================================================

         The following table summarizes information for stock options outstanding at October 31, 2005:

                                                   Weighted         Weighted
                                                    Average          Average
                                  Options         Remaining         Exercise
Range of Exercise Prices      Outstanding              Life            Price
-----------------------------------------------------------------------------
  $ 5.19 to $ 8.86                 377            0.4 years           $ 5.38
  $12.63 to $16.61               1,885            1.9 years           $12.91
  $29.46 to $37.07               1,212            3.4 years           $33.20
  $34.93 to $41.11               1,237            4.6 years           $35.75

         During the quarter ended October 31, 2004, the Company recorded a charge of $5.0 million ($3.1 million on an after-tax basis) for severance and related benefit costs incurred in connection with the resignation of the Company's former Chief Executive Officer. Of this amount, $4.2 million ($2.6 million on an after-tax basis) represents a non-cash charge associated with the extension of the exercise period of vested non-qualified stock options in accordance with FASB Interpretation No. 44 (FIN44), "Accounting for Certain Transactions Involving Stock Compensation."

NOTE K -- PENSION AND OTHER POSTRETIREMENT BENEFITS

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

         All former full-time employees of Engineered Air who were covered by a collective bargaining agreement are also covered by a defined benefit pension plan. These SEI and Engineered Air benefits are provided under defined benefit pay-related and flat-dollar plans, which are primarily non-contributory. Annual Company contributions to retirement plans equal or exceed the minimum funding requirements of the Employee Retirement Income Security Act or other applicable regulations.

         The components of pension and other postretirement benefit costs are presented below for 2005, 2004 and 2003:

                                            2005        2004       2003
------------------------------------------------------------------------
   PENSION BENEFITS
   Service cost                          $ 3,191     $ 2,896    $ 2,859
   Interest cost                           7,383       7,035      7,018
   Expected return on plan
     assets                               (7,505)     (7,201)    (6,994)
   Amortization of prior service
     cost                                    536         536        556
   Recognized actuarial
     loss                                  3,764       3,344      1,526
   Other                                                             36
------------------------------------------------------------------------
   Net pension costs                     $ 7,369     $ 6,610    $ 5,001
========================================================================

   OTHER POSTRETIREMENT BENEFITS
   Service cost                             $216     $   236    $   273
   Interest cost                             620         593        713
   Actuarial loss                            455         339        343
------------------------------------------------------------------------
  Net other benefit costs                $ 1,291     $ 1,168    $ 1,329
========================================================================

         A reconciliation of the changes in the plans' benefit obligations and fair values of assets over the two-year period ending October 31, 2005 and a statement of the funded status at October 31, 2005 and 2004 follows.

                                                           2005           2004
-------------------------------------------------------------------------------
   PENSION BENEFITS
   RECONCILIATION OF BENEFIT OBLIGATION:
   Benefit obligation at beginning of year             $126,804       $115,842
   Service cost                                           3,191          2,896
   Interest cost                                          7,383          7,035
   Actuarial loss                                         5,758          5,255
   Benefit payments                                      (4,291)        (4,124)
   Other                                                   (100)          (100)
-------------------------------------------------------------------------------
   Benefit obligation at October 31                    $138,745       $126,804
===============================================================================
   RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
   Fair value of plan assets at beginning of year      $ 77,829       $ 69,272
   Actual return on plan assets                           6,521          6,276
   Employer contributions                                 6,326          6,405
   Benefit payments                                      (4,291)        (4,124)
   Other                                                   (129)
-------------------------------------------------------------------------------
   Fair value of plan assets at October 31             $ 86,256       $ 77,829
===============================================================================

   FUNDED STATUS:
   Funded status at October 31                         $(52,489)      $(48,975)
   Unrecognized prior service cost                        2,214          2,750
   Unrecognized actuarial loss                           47,661         44,652
-------------------------------------------------------------------------------
   Accrued benefit cost                                $ (2,614)      $ (1,573)
===============================================================================

   OTHER POSTRETIREMENT BENEFITS
   RECONCILIATION OF BENEFIT OBLIGATION:
   Benefit obligation at beginning of year             $  9,746       $ 11,384
   Service cost                                             216            236
   Interest cost                                            620            593
   Plan amendments                                       (4,670)
   Actuarial loss (gain)                                  1,724         (1,069)
   Benefit payments                                      (1,596)        (1,398)
-------------------------------------------------------------------------------
   Benefit obligation at October 31                    $  6,040       $  9,746
===============================================================================
   RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
   Fair value of plan assets at beginning of year      $              $
   Employer contributions                                 1,596          1,398
   Benefit payments                                      (1,596)        (1,398)
-------------------------------------------------------------------------------
   Fair value of plan assets at October 31             $              $
===============================================================================

   FUNDED STATUS:
   Funded status at October 31                         $ (6,040)      $ (9,746)
   Unrecognized prior service cost                       (4,670)
   Unrecognized actuarial loss                            4,531          3,270
-------------------------------------------------------------------------------
   Accrued benefit cost                                $ (6,179)      $ (6,476)
===============================================================================

The amounts recognized in the Company's Consolidated Balance Sheets as of October 31 are as follows:

                                                           2005           2004
-------------------------------------------------------------------------------
   PENSION BENEFITS
   Accrued benefit cost                                $ (6,407)      $ (5,627)
   Intangible asset                                       2,214          2,557
   Additional minimum liability                         (31,141)       (28,237)
   Other comprehensive loss                              32,720         29,734
-------------------------------------------------------------------------------
   Net amount recognized                               $ (2,614)      $ (1,573)
===============================================================================

   OTHER POSTRETIREMENT BENEFITS
   Accrued benefit cost                                $ (6,179)      $ (6,476)
-------------------------------------------------------------------------------
   Net amount recognized                               $ (6,179)      $ (6,476)
===============================================================================

         The postretirement plan amendment is that prescription drug coverage will no longer be offered to participants after the age of 65. This change is being made concurrently with the new Medicare Part D coverage for prescription drugs effective in 2006. Under the new arrangement, retiree contributions provide for 100% of the cost for post-65 coverage.

         Assumptions used in accounting for the defined benefit plans in 2005, 2004 and 2003 were a discount rate of 5.50%, 5.75% and 6.00%, respectively, a rate of compensation increase of 3.75% in each year, and an expected long-term rate of return on assets of 8.75% in each year. A 1% increase in the discount rate would decrease net pension costs for 2005 and the accrued benefit cost at October 31, 2005 by $1.8 million and a 1% decrease in the discount rate would increase net pension benefit costs for 2005 and the accrued benefit cost at October 31, 2005 by $1.9 million. A 1% increase in the expected long-term rate of return on assets would decrease net pension costs for 2005 and the accrued benefit cost at October 31, 2005 by $0.8 million and a 1% decrease in the expected long-term rate of return on assets would increase net pension benefit costs for 2005 and the accrued benefit cost at October 31, 2005 by $0.8 million.

         Assumptions used in accounting for other postretirement benefits in 2005, 2004 and 2003 were a discount rate 5.50% 5.75% and 6.00%, respectively, and a health care cost trend of 9.5%, 9.5% and 10.0%, respectively, decreasing 0.5% annually to an ultimate rate of 5.5%. A 1% increase in the discount rate would decrease net other benefit costs for 2005 by $0.1 million and a 1% decrease in the discount rate would increase net other benefit costs for 2005 by $0.1 million. A 1% increase in the health care cost trend rate for each year would increase the October 31, 2005 net benefit obligation by approximately $12, while a 1% decrease in the health care cost trend rate for each year would decrease the October 31, 2005 net benefit obligation by approximately $14.

         The accumulated benefit obligation for defined benefit pension plans was $123.8 million and $111.7 million at October 31, 2005 and 2004, respectively.

         The weighted average asset allocation and the target allocation for the Company's pension benefit plans, by asset category, is as follows:

                                     Asset                 Target
                                  Allocation             Allocation
                                 at October 31          at October 31
                             --------------------       -------------
                              2005          2004            2005
                             ------        ------          ------
Equity securities             63.7%         66.2%           62.5%
Debt securities               32.0%         30.1%           33.0%
Real estate                    2.9%          2.7%            2.5%
Cash                           1.4%          1.0%            2.0%
                             -----         -----           -----
Total                        100.0%        100.0%          100.0%
                             =====         =====           =====

         The Company expects to contribute $6,771 to its pension benefit plans and contribute $700 in expected benefit payments attributable to its other postretirement benefit plans during the year ending October 31, 2006. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

   Year                              Other Post
  Ending               Pension       Retirement
October 31            Benefits        Benefits
----------            --------       ----------
2006                  $ 5,379         $  558
2007                    5,892            552
2008                    6,258            548
2009                    6,709            530
2010                    7,115            504
2011 - 2015            43,391          2,721

         The Company's pension plan assets are managed by outside investment managers and assets are rebalanced when the target ranges are exceeded. Pension plan assets consist of marketable securities including common stocks, bonds, real estate and interest-bearing deposits. The Company's investment strategy with respect to pension assets is to achieve a total rate of return (income and capital appreciation) that is sufficient to provide retirement benefits to all eligible and future retirees of the pension plans. The Company regularly monitors performance and compliance with investment guidelines.

         The Company sponsors the Engineered Support Systems, Inc. 401(k) and Employee Stock Ownership Plan (ESOP), which covers all employees of Engineered Air, Marlo Coil, Keco, Fermont, ESSIbuy, UPSI, Radian, TAMSCO, EEI, PCA, Spacelink and Mobilized Systems and all employees of SEI with an employment starting date after December 31, 2004. The ESOP provides for a matching contribution by the Company of no less than 25% of each employee's contributions up to a maximum of 6% of the employee's earnings. The Company also makes discretionary annual contributions. All employee and employer contributions to the ESOP are 100% vested. In addition, the Company previously sponsored the TAMSCO Tax Deferred Retirement Plan, the Engineered Environments, Inc. 401(k) Plan, the Prospective Computer Analysts, Inc. Employee Savings and Retirement Plan, the Spacelink International, LLC 401(k) Plan, and Mobilized Systems, Inc. 401(k) Incentive Savings Plan. The Company has recorded expense based on contributions to the ESOP, the TAMSCO plan, the EEI plan, the PCA plan, the Spacelink plan, and the MSI plan for the years ended October 31, 2005, 2004 and 2003 of $7,173, $4,600 and
$1,989, respectively.

         The Company also has a qualified Employee Stock Purchase Plan
(ESPP), the terms of which allow for qualified employees, as defined, to purchase the Company's common stock at a price equal to 95% of the closing price at the beginning of each semi-annual stock purchase period. Prior to July 1, 2005, the plan allowed plan participants to purchase shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each semi-annual stock purchase period, but was amended to comply with recently enacted income tax law changes concerning employer-sponsored stock purchase plans. The Company issued 128, 129 and 81 shares of common stock during the years ended October 31, 2005, 2004 and 2003 pursuant to the ESPP at an average price per share of $31.69, $22.79 and $20.27, respectively.

NOTE L -- BUSINESS SEGMENT INFORMATION

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

         Management utilizes more than one measurement and multiple views of data to measure business segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the Company's Consolidated Financial Statements and, accordingly, are reported on the same basis herein. Management evaluates the performance of its business segments and allocates resources to them primarily based on income from operations, along with cash flows and overall economic returns. The Company's export net revenues are not significant. All corporate expenses and assets have been allocated to the segments. In 2005, 2004 and 2003, approximately, 96%, 94% and 95% of consolidated net revenues were derived directly or indirectly from the U.S. government.

         The following table summarizes the Company's net revenues attributed to the United States and to foreign countries:

                      United         Foreign          Total
October 31            States        Countries       Revenues
----------           --------       ---------       --------

   2005              $993,288        $25,085       $1,018,373
   2004               853,286         30,344          883,630
   2003               556,809         15,892          572,701

         The Company attributes foreign net revenues based on the domicile of the purchaser of the product or service.

         Of the $702.2 million in total Company assets as of October 31, 2005, $13.9 million were located in countries other than the U.S.

         Information by segment is summarized as follows:

------------------------------------------------------------------------------------------
Year Ended October 31                            2005              2004             2003
------------------------------------------------------------------------------------------
   NET REVENUES:
   Support Systems:
     Products                              $  501,013          $514,702         $389,301
     Services
------------------------------------------------------------------------------------------
                                              501,013           514,702          389,301
------------------------------------------------------------------------------------------
   Support Services:
     Products                                 135,247           155,353           99,534
     Services                                 457,444           287,468          111,211
------------------------------------------------------------------------------------------
                                              592,691           442,821          210,745
------------------------------------------------------------------------------------------
   Intersegment Revenues                      (75,331)          (73,893)         (27,345)
------------------------------------------------------------------------------------------
                                           $1,018,373          $883,630         $572,701
==========================================================================================

   OPERATING INCOME FROM CONTINUING OPERATIONS:
   Support Systems                           $ 87,490          $ 92,966         $ 54,200
   Support Services                            53,932            30,330           18,416
------------------------------------------------------------------------------------------
                                              141,422           123,296           72,616
   Interest expense                            (2,651)           (1,215)          (1,881)
   Interest income                                828               353              221
------------------------------------------------------------------------------------------
   Income from continuing
     operations before income tax            $139,599          $122,434         $ 70,956
==========================================================================================

   IDENTIFIABLE ASSETS:
   Support Systems                           $319,180          $272,605         $224,599
   Support Services                           382,977           238,529          194,702
------------------------------------------------------------------------------------------
                                             $702,157          $511,134         $419,301
==========================================================================================
DEPRECIATION AND AMORTIZATION:
------------------------------------------------------------------------------------------
   Support Systems                           $  7,221          $  6,113         $  5,529
   Support Services                            11,065             6,878            3,432
------------------------------------------------------------------------------------------
                                              $18,286          $ 12,991         $  8,961
==========================================================================================

CAPITAL EXPENDITURES:
   Support Systems                           $  2,420          $  5,763         $  8,782
   Support Services                             9,646             2,271              899
------------------------------------------------------------------------------------------
                                             $ 12,066          $  8,034         $  9,681
==========================================================================================

NOTE M -- COMMITMENTS AND CONTINGENCIES

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

         Total contractual and contingent obligations as of October 31, 2005 are as follows:

                                                              Payments / Expiration
                                        --------------------------------------------------------------
                                          2006           2007          2008         2009         2010         Total
                                        --------       -------       -------       ------       ------       --------

Contractual Obligations:
  Long-term debt                        $    187       $   198       $   391       $  533       $            $  1,309
  Operating leases                         5,347         4,087         2,384        1,495          573         13,886
  Unconditional purchase
    obligations                          202,834         8,912                                                211,746
  Contributions to pension
    and other postretirement
    benefit plans                          7,471         7,471         7,371        7,371        3,871         33,555
                                        --------       -------       -------       ------       ------       --------
                                         215,839        20,668        10,146        9,399        4,444        260,496
Contingent Obligations:
  Letters of credit                        1,840                                                                1,840
                                        --------       -------       -------       ------       ------       --------

Total Obligations                       $217,679       $20,668       $10,146       $9,399       $4,444       $262,336
                                        ========       =======       =======       ======       ======       ========

         While contingent obligations are included in the table above, the Company does not expect to fund the full amounts indicated for letters of credit. Lease expense totaled $5.9 million, $5.0 million and $4.2 million for the years ended October 31, 2005, 2004 and 2003, respectively.

NOTE N -- SEC INVESTIGATION

         In December 2004, the Company was notified by the Enforcement Division of the SEC of the issuance of a formal order directing a private investigation captioned In the Matter of Engineered

Support Systems, Inc. and that the SEC had issued subpoenas to various individuals associated with the Company to produce certain documents. The SEC staff also requested that the Company voluntarily produce certain documents in connection with the investigation. The subpoenas related to trading in the Company's stock around the Company's earnings releases in 2003 and the adequacy of certain disclosures made by the Company regarding related-party transactions in 2002 and 2003 involving insurance policies placed by the Company through an insurance brokerage firm in which a director of the Company was a principal at the time of the transactions. On or about September 23, 2005, the SEC staff contacted the Company's counsel and advised that it had issued a subpoena directed to the Company and expanded its investigation to include the Company's disclosure of a November 2004 stop-work order relating to the Company's Deployable Power Generation and Distribution System program for the U.S. Air Force, and trading in the Company's stock by certain individuals associated with the Company.

         In connection with the foregoing SEC investigation, the Company and certain of its directors and officers have provided information and testimony to the SEC. The Company continues to furnish information requested by the SEC. The Company is unable to determine at this time either the timing of the investigation or the impact, if any, which the investigation could have on the Company or the combined company following the Company's proposed merger with DRS as explained in Note P.

NOTE O -- STOCK SPLIT

         On April 15, 2005, the Company effected a three-for-two stock split in the form of a 50% stock dividend. All per share amounts, as well as all share amounts related to the Company's stock option and stock purchase plans, have been restated to reflect this stock split.

NOTE P -- MERGER AGREEMENT WITH DRS TECHNOLOGIES, INC.

         On September 21, 2005, the Company and DRS Technologies, Inc. (DRS) entered into a definitive agreement which provides for the acquisition by DRS of all of the outstanding common stock of the Company for approximately $1.9 billion, or $43.00 per share (subject to possible adjustment), through a combination of cash and DRS common stock. Pending customary regulatory approvals and other closing conditions, including approval by DRS and Company shareholders, the transaction is anticipated to close before March 31, 2006.

SUPPLEMENTAL INFORMATION

The table below presents unaudited quarterly financial information for the years ended October 31, 2005 and 2004 (in thousands, except for per share amounts):

Quarter Ended             January 31             April 30              July 31              October 31              Fiscal Year
-----------------------------------------------------------------------------------------------------------------------------------
                       2005       2004       2005       2004       2005        2004       2005       2004        2005        2004
                       ----       ----       ----       ----       ----        ----       ----       ----        ----        ----

Net revenues         $233,533   $195,130   $263,768   $210,136   $258,735    $221,991   $262,337   $256,373   $1,018,373   $883,630
Gross profit           57,544     46,271     60,324     53,425     63,450      56,816     63,718     66,178      245,036    222,690
Net income from
 continuing
 operations            20,611     15,743     20,093     18,323     22,564      20,506     23,981     21,337       87,249     75,909
Net income             20,611     15,743     19,045     18,323     22,564      20,506     22,956     21,337       85,176     75,909
Diluted earnings
 per share;
  Continuing
   operations           $0.48      $0.38      $0.46      $0.44      $0.52       $0.49      $0.55      $0.51        $2.02      $1.82
       Total            $0.48      $0.38      $0.44      $0.44      $0.52       $0.49      $0.53      $0.51        $1.97      $1.82

Earnings per share calculations are based on the average basic and diluted common shares outstanding for each quarter and, therefore, the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per share amounts.

The results for the quarter ended October 31, 2004 include $1.7 million of net income resulting from revisions, adjustments and changes in estimates for certain long-term contracts, primarily at the Company's Keco subsidiary.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Engineered Support Systems, Inc.:

We have completed an integrated audit of Engineered Support Systems, Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of October 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Engineered Support Systems, Inc. and its subsidiaries at October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of October 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A, management has excluded certain elements of the internal control over financial reporting of Spacelink, LLC, Prospective Computer Analysts Incorporated, and Mobilized Systems, Inc. from its assessment of the Company's internal control over financial reporting as of October 31, 2005 because each was acquired by the Company in a purchase business combination during 2005. Subsequent to the acquisition, certain elements of the acquired businesses' internal control over financial reporting and related processes were integrated into the Company's existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management's assessment of the effectiveness of internal control of financial reporting as of October 31, 2005. We have also excluded those elements from our audit of internal control over financial reporting. The combined excluded elements of Spacelink, LLC, Prospective Computer Analysts Incorporated, and Mobilized Systems, Inc. represent controls over accounts of approximately 4% of total assets and 8% of total revenues of the related consolidated financial statement amounts as of and for the year ended October 31, 2005.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri

January 9, 2006

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------    ---------------------------------------------------------------
           FINANCIAL DISCLOSURES
           ---------------------

         None.

ITEM 9A.   CONTROLS AND PROCEDURES
--------   -----------------------

         ESSI carried out an evaluation, under the supervision and with the participation of its management, including ESSI's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of ESSI's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of October 31, 2005. Based upon that evaluation, ESSI's Chief Executive Officer and Chief Financial Officer concluded that ESSI's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in ESSI's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There have been no changes in ESSI's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, ESSI's internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The management of ESSI is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of ESSI's financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect ESSI's transactions and dispositions of assets of the Company; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

         Management conducted an evaluation of the effectiveness of ESSI's internal control over financial reporting based on the framework and criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

         Based on this evaluation, management concluded that ESSI's internal control over financial reporting was effective as of October 31, 2005. Management's assessment of the effectiveness of ESSI's internal control over financial reporting as of October 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

         Management has excluded certain elements of the internal control over financial reporting of Spacelink, LLC, Prospective Computer Analysts Incorporated, and Mobilized Systems, Inc. from its assessment of the Company's internal control over financial reporting as of October 31, 2005 because each was acquired by the Company in a purchase business combination during 2005. Subsequent to the acquisition, certain elements of the acquired businesses' internal control over financial reporting and related processes were integrated into the Company's existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management's assessment of the effectiveness of internal control of financial reporting as of October 31, 2005. The combined excluded elements of Spacelink, LLC, Prospective Computer Analysts Incorporated, and Mobilized Systems, Inc. represent controls over accounts of approximately 4% of total assets and 8% of total revenues of the related consolidated financial statement amounts as of and for the year ended October 31, 2005.

                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------    --------------------------------------------------

DIRECTORS

         The following table sets forth, for each director of ESSI, his principal occupation, the year in which his current term ends, the year in which he was first elected as a director and his age.

                                                     Current            First
          Name and Principal                          Term             Elected/
     Occupation or Employment (1)                     Ends            Appointed        Age
     ----------------------------                     ----            ---------        ---
Michael F. Shanahan, Sr.                              March           December          66
Non-Executive Chairman                                2006              1983

Gerald A. Potthoff                                    March            October          65
Vice Chairman and Chief Executive Officer             2008              1999

Gary C. Gerhardt                                      March             March           60
Vice Chairman and Chief Financial                     2008              1998
 Officer

Gregory P. Boyer                                      March             April           67
Principal, Retired                                    2007              2005
Century Administrative Services

William H.T. Bush                                     March             March           67
Chairman                                              2007              2000
Bush-O'Donnell & Co., Inc.

General Michael P.C. Carns                            March             March           68
U.S. Air Force, Retired                               2006              2000

Major General (MG) George E. Friel                    March           September         63
U.S. Army, Retired                                    2008              1998

Thomas J. Guilfoil                                    March             March           86
Attorney at Law                                       2008              1993
Guilfoil, Petzall & Shoemake

S. Lee Kling                                          March             March           77
Chairman                                              2007              2000
The Kling Company

Lieutenant General (LTG)                              March             March
Kenneth E. Lewi                                       2006              1992            75
U.S. Army, Retired

General Charles T. Robertson, Jr.                     March           December          59
U.S. Air Force, Retired                               2008              2001
Vice President, Business Development
Aerospace Support
The Boeing Company

General Crosbie E. Saint                              March            August           69
U.S. Army, Retired                                    2007              2000

James A. Schaefer                                     March             March           66
Audit Partner, Retired                                2008              2005
Baird, Kurtz & Dobson LLP

Michael F. Shanahan, Jr.                              March           December          39
President and Chief Executive Officer                 2006              1994
Huntleigh McGehee

Earl W. Wims, Ph.D.                                   March             March           66
Chairman, Retired                                     2007              1992
Marketing Horizons, Inc.

--------
(1) Michael F. Shanahan, Jr. is the son of Michael F. Shanahan, Sr. and the son-in-law of Earl W. Wims.

         Michael F. Shanahan, Sr. became ESSI's Non-executive Chairman of the Board in 2005. Prior thereto, he served as Chairman of the Board since 1987. He also served as Chief Executive Officer of ESSI from 1985 to 2003.

         Gerald A. Potthoff has been Vice Chairman and Chief Executive Officer of ESSI since 2004 and was President and Chief Operating Officer of ESSI from 1999 to 2004. Prior thereto, Mr. Potthoff served as President of Systems & Electronics Inc. from 1991 to 2000.

         Gary C. Gerhardt has been Vice Chairman of ESSI since 1999 and prior thereto served as Executive Vice President since 1994. He has been Chief Financial Officer of ESSI since 1993.

         Gregory P. Boyer served as principal of Century Administrative Services for 15 years prior to his retirement in 2004. Century Administrative Services is a St. Louis-based firm specializing in human resources, labor relations, workers' compensation and safety/loss prevention services. From 1984 to 1989, Mr. Boyer served in various managerial capacities with ESSI and has provided professional consulting services to ESSI periodically since his employment.

         William H.T. Bush has been Chairman of the investment firm Bush-O'Donnell & Co., Inc. since 1986. Previously, he was President and Chief Executive Officer of Boatmen's National Bank of St. Louis. Mr. Bush is also on the Board of Directors of DT Industries, Inc., WellPoint Healthcare Networks, Inc. and the Lord Abbett Family of Mutual Funds.

         General Michael P.C. Carns (U.S. Air Force, Retired) served in the United States Air Force for 35 years until his retirement in 1994. From May 1991 until his retirement, General Carns served as Vice Chief of Staff, Headquarters U.S. Air Force. From September 1989 to May 1999, he served as director of the Joint Staff. He also serves on the Board of Directors of Rockwell Collins, Inc. and Entegris, Inc.

         MG George E. Friel (U.S. Army, Retired) served in the United States Army for 38 years until his retirement in 1998. In the six years preceding his retirement, Major General Friel headed the U.S. Army Chemical and Biological Defense Command. He also serves on the Board of Directors of Quick-Med Technologies, Inc.

         Thomas J. Guilfoil is the Senior and Founding Partner of the St. Louis law firm, Guilfoil, Petzall & Shoemake. Mr. Guilfoil's distinguished legal career of over 50 years began in St. Louis in 1941.

         S. Lee Kling has been Chairman of the Kling Company, a merchant banking company, since 2002 and from 1991 to 2002 was Chairman of Kling Rechter & Company, a merchant banking company. Previously, he was Chairman of Landmark Bancshares Corp., a bank holding company. Mr. Kling also serves on the Board of Directors of Bernard Chaus, Inc., Electro Rent Corporation, Kupper Parker Communications, Inc. and National Beverage Corporation.

         LTG Kenneth E. Lewi (U.S. Army, Retired) served in the United States Army for 34 years until his retirement in 1989. His career in the U.S. Army centered primarily on providing logistical support to U.S. armed forces.

         General Charles T. Robertson, Jr. (U.S. Air Force, Retired) has served as Vice President, Air Force Support Programs, Aerospace Support, The Boeing Company since December 2004. From April 2002 until December 2004, he served as Vice President of Business Development and then as Vice President, Mods and Upgrades. For 33 years until his retirement in 2001, he served in the United States Air Force. General Robertson served as Commander in Chief, U.S. Transportation Command, and Commander, Air Mobility Command, Scott Air Force Base, from 1998.

         General Crosbie E. Saint (U.S. Army, Retired) served in the United States Army for 34 years until his retirement in 1992. In the four years preceding his retirement, General Saint served as Commander in Chief, United States Army, Europe and Seventh Army; Commander, Central Army Group (NATO).

         James A. Schaefer has been a Certified Public Accountant since 1965 and was an Audit Partner for 30 years. Most recently, he served as Audit Partner for the accounting firm of Baird, Kurtz & Dobson LLP from 1988 until his retirement in 2004.

         Michael F. Shanahan, Jr. has served as President and Chief Executive Officer of Huntleigh McGehee, an insurance concern, since July 2004. Mr. Shanahan served as Executive Vice President of Lockton Companies, an insurance concern, from November 2000 to September 2003. From October 1994 to September 2003, he was a Producer for Lockton Companies.

         Earl W. Wims, Ph.D. co-founded and served as Chairman of Marketing Horizons, Inc., a marketing research and consulting firm, from 1986 until he retired in December 2005.

EXECUTIVE OFFICERS

         Executive officers and key employees of ESSI are as follows:

       Name                    Age        Position
       ----                    ---        --------
Gerald A. Potthoff             65         Vice Chairman and Chief Executive Officer
Gary C. Gerhardt               60         Vice Chairman and Chief Financial Officer
Daniel A. Rodrigues            50         President and Chief Operating Officer
James T. Myrick                60         Group President - Support Systems
Mitchell B. Rambler            55         Group President - Support Services
Larry K. Brewer                62         President - Washington D.C. Operations
Dan D. Jura                    53         President - Business Development
Karen A. Bedell                46         Senior Vice President - Marketing and Strategic Planning
Ronald W. Hauser               59         Interim President (Spacelink); Vice President - Strategy,
                                           Plans and Market Research
Allan K. Kaste                 59         Senior Vice President - Human Resources
Robert L. Klautzer             61         Chief Information Officer
Daniel E. Kreher               41         Senior Vice President - Acquisitions and Investor Relations
Steven J. Landmann             46         Senior Vice President - Controller and Chief Accounting Officer
David D. Mattern               47         Secretary and General Counsel
John R. Wootton                58         Senior Vice President - Advanced Development and Technology
David D. Burton                63         President (TAMSCO)
Thomas G. Cornwell             50         President (SEI)
Joseph H. Creaghead            62         President (Keco)
Frederic D. Knight             49         President (UPSI)
Lisa A. Lairson                45         President (Mobilized Systems)
Gerald A. Nicholson            59         President (Marlo Coil)
Thomas C. Santoro              52         President (Fermont)
Timothy J. Schneider           56         President (EEi)
Carlo M. Shimoon               44         President (Pivotal Power)
E. Allen Springer, Jr.         60         President (Engineered Air)
Frank A. Tricomi               60         President (ESSIbuy)
Lloyd T. Waterman              57         President (Radian)

         The officers serve at the discretion of the Board of Directors, subject to the terms and conditions of their employment or consulting agreements. Background information regarding Gerald A. Potthoff and Gary C. Gerhardt is included above in this section under "Directors."

         Daniel A. Rodrigues was named President and Chief Operating Officer of ESSI in 2005 and was ESSI's Group President - Support Systems from 2002 to 2005. Prior thereto, he served as President of SEI since 2000, as Senior Vice President and General Manager of SEI since 1999 and as its Vice President of Program Administration since 1995.

         James T. Myrick was named ESSI's Group President - Support Services in 2005. Prior thereto he served as President of SEI since 2002, as SEI's Executive Vice President since 2001 and as its Vice President - Finance since 1997.

         Mitchell B. Rambler joined ESSI as its Group President - Support Services in 2006. Prior thereto, he served as Senior Vice President and General Manger, Military Operations for BAE Systems since 2003 and as International Sales and Marketing Director for Perot Systems from 2001 to 2003. Mr. Rambler served as President and Chief Executive Officer of Cyntergy Corporation, a professional services firm, from 1998 to 2001.

         Larry K. Brewer has been ESSI's President - Washington D.C. Operations since 2003. Previously, he was Senior Vice President-Business Development of ESSI since 2000. Prior thereto, he served SEI as Vice President-Business Development since 1998, Vice President-Corporate Marketing & Washington DC Operations since 1997 and Vice President-Government Relations since 1995.

         Dan D. Jura was named ESSI's President, Business Development in 2005. Prior thereto, he served as Senior Vice President-Sales of ESSI since 2002, Vice President-Sales for ESSI since 1999 and for Engineered Air since 1993.

         Karen A. Bedell has been Senior Vice President - Marketing and Strategic Planning of ESSI since 2003. Prior thereto, she served as Vice President of Community and Education Relations and President of the Boeing-McDonnell Foundation for the Integrated Defense Group of the Boeing Company since 2001 and before that as its Director - Naval Missile Systems International Programs since 2000. She was F/A-18 Program Manager for Australia from 1996 to 1999.

         Ronald W. Hauser has been Interim President of Spacelink since July 2005. He continues to hold the position of Vice President - Strategy, Plans and Market Research of ESSI since 2003. Prior thereto, he served as Director
- Market Research of ESSI since 2001, as Director - Business Development of ESSI since 2000 and as Program Director of the Battlefield & Integration Group for SEI from 1999. He served as Director - Domestic Marketing for SEI from 1995 to 1999.

         Allan K. Kaste was named Senior Vice President-Human Resources of ESSI in 2005. Prior thereto, he served as Vice President - Human Resources of ESSI since 2000 and as Vice President-Human Resources for SEI from 1994 to 2003.

         Robert L. Klautzer was named Chief Information Officer of ESSI in 2005. Prior thereto, he served as Vice President-Management Information Systems of ESSI since 2000 and as Vice President-Management Information Systems and Quality Assurance for SEI from 1997 to 2003.

         Daniel E. Kreher was named Senior Vice President - Acquisitions and Investor Relations of ESSI in 2005. Prior thereto, he served as ESSI's Vice President - Acquisitions and Investor Relations since 2003 and as Director - Acquisitions and Investor Relations since 1999. Prior thereto, he was Vice President - Finance and Administration of D&K Healthcare Resources, Inc. since 1996.

         Steven J. Landmann was named Vice President--Controller and Chief Accounting Officer of ESSI in 2005. Prior thereto, he served as Vice President -- Finance & Controller of ESSI since 1999, as Controller for ESSI since 1998 and for Engineered Air since 1994.

         David D. Mattern has been Secretary and General Counsel of ESSI since 1999. Prior thereto, he served as ESSI's Secretary since 1992 and as outside legal counsel to ESSI. Mr. Mattern is the son-in-law of Michael F. Shanahan, Sr.

         John R. Wootton was named Senior Vice President - Advanced Development and Technology of ESSI in 2005. Prior thereto, he served as Vice President-Advanced Development and Technology of ESSI since 2000, as Vice President-Technology for SEI since 1997 and as SEI's Director-Technology since 1994.

         David D. Burton was named President of TAMSCO in 2005. Prior thereto, he served TAMSCO as Vice President of Operations since 2003 and as Vice President of Strategic Planning from 2001. Prior to TAMSCO, he served as Director of Contracting for Warner Robins Air Force Base as a member of the Senior Executive Service.

         Thomas G. Cornwell was named President of SEI in 2005. Prior thereto, he served as President of Engineered Air since 2000 and as Director-Program Management for SEI since 1992.

         Joseph H. Creaghead has been President of Keco since 2002. Prior thereto, he was General Manager - Managing Director of Husco International Ltd since 1997.

         Frederic D. Knight has been President of UPSI since 2002. Previously, he served as its Chief Technology Officer since 2000, and, prior thereto, as its President and Chief Executive Officer since 1989.

         Lisa A. Lairson has been President of Mobilized Systems since 2001. Prior thereto, she served as its Operations Manager since 1993.

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

         Thomas C. Santoro has been President of Fermont since 1995.

         Timothy J. Schneider has been President of EEi since 2004. Prior thereto, he served as Executive Vice President of EEi from 1997.

         Carlo M. Shimoon has been President of Pivotal Power since 2000. Prior thereto, he was President and Chief Executive Officer of Senstar Stellar since 1999 and President and Chief Executive Officer of Newhaven Media from 1995 to 1998.

         E. Allen Springer, Jr. was named President of Engineered Air in 2005. Prior thereto, he served as its Vice President of Engineering since 1992.

         Frank A. Tricomi has been President of ESSIbuy since 2004. Prior thereto, he served as Director of ESSIbuy since 2000, and was Director of Program Management for EASI from 1996 to 2000.

         Lloyd T. Waterman was named President of Radian in 2005. Prior thereto, he served as its Executive Vice President since 2004 after a distinguished career with the U.S. Army retiring with the rank of Brigadier General.

CODE OF ETHICS

         ESSI has a code of ethics which applies to the directors, officers, all other employees and contract workers of ESSI and each of its subsidiaries. The Engineered Support Systems, Inc. Code of Business Ethics and Conduct is available free of charge upon written request to Engineered Support Systems, Inc., Attention: Investor Relations, 201 Evans Lane, St. Louis, Missouri 63121, and is available on ESSI's website at www.engineeredsupport.com.

AUDIT COMMITTEE

         The Audit Committee for fiscal 2005 consisted of William H.T. Bush, General Michael P.C. Carns, MG George E. Friel, S. Lee Kling and James A. Schaefer, all of whom are considered independent under the listing standards of Nasdaq. Mr. Kling serves as the Audit Committee's financial expert. The function of the Audit Committee is to: review, from time to time, the financial statements of ESSI; meet, together and separately, with management of ESSI and its independent accountants to discuss the financial statements and general accounting policies of ESSI; and review the management letter issued by the independent registered public accounting firm and ESSI's responses thereto.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that ESSI executive officers and directors, and persons who own more than ten percent of ESSI's outstanding stock, file reports of ownership and changes in ownership with the Securities and Exchange Commission. To the knowledge of ESSI, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended October 31, 2005, except that each of Mssrs. Boyer and Jura filed a late Form 3, "Initial Statement of Beneficial Ownership of Securities."

ITEM 11.    EXECUTIVE COMPENSATION
--------    ----------------------

EMPLOYMENT AGREEMENTS

         ESSI has employment agreements with certain executive officers. The terms and conditions of those agreements with, the Vice Chairman and Chief Executive Officer, the Vice Chairman and Chief Financial Officer, the President and Chief Operating Officer, the President, Business Development and the Senior Vice President, Controller and Chief Accounting Officer are summarized below.

         VICE CHAIRMAN AND CHIEF EXECUTIVE OFFICER. Under Mr. Potthoff's employment agreement, he serves as

Vice Chairman and Chief Executive Officer until October 31, 2007. Thereafter, the agreement automatically renews for successive one-year periods unless he or ESSI gives notice to terminate the agreement at least 30 days prior to the expiration of the term. The agreement may be terminated at any time by Mr. Potthoff upon not less than 90 days' written notice, or by ESSI at any time with or without cause.

         Under the terms of Mr. Potthoff's employment agreement, Mr. Potthoff is paid a base annual salary of $720,000 and receives an annual incentive bonus payment. In addition, Mr. Potthoff is entitled to: (a) reimbursement of reasonable and necessary expenses incurred in the interest of the business of ESSI; (b) a car allowance as determined by ESSI's board;
(c) payment of Mr. Potthoff's country club membership and other membership privileges as approved by ESSI's board; and (d) participate in ESSI's medical, life insurance, accidental death, disability income, profit sharing trust and other employee benefits along with his spouse for the duration of his life and the life of his spouse. The employment agreement also provides that, for ESSI's 2005 fiscal year, Mr. Potthoff shall receive a stock option award based on 22,500 shares of ESSI common stock. Mr. Potthoff elected to forgo this stock option award for fiscal 2005. If the agreement is terminated by ESSI other than for cause, Mr. Potthoff is entitled to termination pay equal to his base salary upon the date of termination payable over 12 months. Additionally, during the 12-month period, Mr. Potthoff (and his eligible family members) are entitled to continue to participate in and receive certain standard employee benefits. The agreement prohibits Mr. Potthoff from competing with ESSI for a period of two years after termination of employment. In the event of a change in control of ESSI, Mr. Potthoff is entitled to receive a lump sum cash payment in an amount equal to 2.99 times his average compensation for the prior five fiscal years of employment with ESSI. Upon consummation of the merger with DRS, Mr. Potthoff will receive a payment totaling $2,145,325.

         VICE CHAIRMAN AND CHIEF FINANCIAL OFFICER. Under Mr. Gerhardt's employment agreement, he serves as Vice Chairman and Chief Financial Officer until October 31, 2007. Thereafter, the agreement automatically renews for successive one-year periods unless he or ESSI gives notice to terminate the agreement at least 30 days prior to the expiration of the term. The agreement may be terminated at any time by Mr. Gerhardt upon not less than 90 days' written notice, or by ESSI at any time with or without cause.

         Under the terms of Mr. Gerhardt's employment agreement, Mr. Gerhardt is paid a base annual salary of $600,000 and receives an annual incentive bonus payment. In addition, Mr. Gerhardt is entitled to: (a) reimbursement of reasonable and necessary expenses incurred in the interest of the business of ESSI; (b) a car allowance as determined by ESSI's board;
(c) payment of Mr. Gerhardt's country club membership and other membership privileges as approved by ESSI's board; and (d) participate in ESSI's medical, life insurance, accidental death, disability income, profit sharing trust and other employee benefits along with his spouse for the duration of his life and the life of his spouse. The employment agreement also provides that, for ESSI's 2005 fiscal year, Mr. Gerhardt shall receive a stock option award based on 22,500 shares of ESSI common stock. Mr. Gerhardt elected to forgo this stock option award for fiscal 2005. If the agreement is terminated by ESSI other than for cause, Mr. Gerhardt is entitled to termination pay equal to his base salary upon the date of termination payable over 12 months. Additionally, during the 12-month period, Mr. Gerhardt (and his eligible family members) are entitled to continue to participate in and receive certain standard employee benefits. The agreement prohibits Mr. Gerhardt from competing with ESSI for a period of two years after termination of employment. In the event of a change in control of ESSI, Mr. Gerhardt is entitled to receive a lump sum cash payment in an amount equal to 2.99 times his average compensation for the prior five fiscal years of employment with ESSI. Upon consummation of the merger with DRS, Mr. Gerhardt will receive a payment totaling approximately $1,970,410.

         PRESIDENT AND CHIEF OPERATING OFFICER. Under Mr. Rodrigues' employment agreement, he serves as President and Chief Operating Officer until April 10, 2008. Thereafter, the agreement automatically renews for successive one-year periods unless he or ESSI gives notice to terminate the agreement at least 30 days prior to the expiration of the term. The agreement may be terminated at any time by Mr. Rodrigues upon not less than 90 days' written notice, or by ESSI at any time with or without cause.

         Under the terms of the employment agreement, Mr. Rodrigues is paid a base annual salary of $400,000 and receives an annual incentive bonus payment. In addition, Mr. Rodrigues is entitled to: (a) reimbursement of reasonable and necessary expenses incurred in the interest of the business of ESSI; (b) a car allowance as determined by ESSI's board; (c) payment of Mr. Rodrigues' country club membership and other membership privileges as approved by ESSI's board; and (d) participate in ESSI's medical, life insurance, accidental death, disability income, profit sharing trust and other employee benefits on the same basis as other employees as ESSI. The employment agreement also provides that, for ESSI's 2005 fiscal year, Mr. Rodrigues shall receive a stock option award based on 142,500 shares of ESSI common stock. If the agreement is terminated by ESSI other than for cause, Mr. Rodrigues is entitled to termination pay equal to his base salary upon the date of termination payable over 12 months. Additionally, during the 12-month period, Mr. Rodrigues (and his eligible family members) are entitled to continue to participate in and receive certain standard employee benefits. The agreement prohibits Mr. Rodrigues from competing with ESSI for a period of two years after termination of employment. In the event of a change in control of ESSI, Mr. Rodrigues is entitled to receive a lump sum cash payment in an amount equal to 2.99 times his average compensation for the prior five fiscal years of employment with ESSI. Upon consummation of the merger with DRS, Mr. Rodrigues will receive a payment totaling $933,977.

         PRESIDENT, BUSINESS DEVELOPMENT. Under Mr. Jura's employment agreement, he serves as President, Business Development until October 31, 2007. The initial term of the agreement can be extended upon mutual written agreement between Mr. Jura and ESSI. The agreement may be terminated at any time by ESSI if it gives notice to terminate the agreement at least 30 days prior to the expiration of the term. The agreement may be terminated at any time by Mr. Jura upon not less than 90 days' written notice, or by ESSI at any time with or without cause.

         Under the terms of the employment agreement, Mr. Jura is paid a base annual salary of $229,500 and receives an annual incentive bonus payment. In addition, Mr. Jura is entitled to: (a) reimbursement of reasonable and necessary expenses incurred in the interest of the business of ESSI; (b) a car allowance as determined by ESSI's board; (c) payment of Mr. Jura's country club membership; and (d) participate in ESSI's medical, life insurance, accidental death, disability income, profit sharing trust and other employee benefits on the same basis as other employees as ESSI. The employment agreement also provides that, for ESSI's 2005 fiscal year, Mr. Jura shall receive a stock option award based on 60,000 shares of ESSI common stock. If the agreement is terminated by ESSI other than for cause, Mr. Jura is entitled to termination pay equal to his base salary upon the date of termination payable over 12 months. Additionally, during the 12-month period, Mr. Jura (and his eligible family members) are entitled to continue to participate in and receive certain standard employee benefits. The agreement prohibits Mr. Jura from competing with ESSI for a period of two years after termination of employment. The agreement provides that if Mr. Jura's employment is terminated under certain circumstances following a change in control of ESSI, Mr. Jura is entitled to receive cash severance payments equal to his base salary payable over 12 months.

         SENIOR VICE PRESIDENT, CONTROLLER AND CHIEF ACCOUNTING OFFICER. Under Mr. Landmann's employment agreement, he serves as Senior Vice President, Controller and Chief Accounting Officer until October 31, 2007. The agreement may be terminated at any time by ESSI if it gives notice to terminate the agreement at least 30 days prior to the expiration of the term. The agreement may be terminated at any time by Mr. Landmann upon not less than 90 days' written notice, or by ESSI at any time with or without cause.

         Under the terms of the employment agreement, Mr. Landmann is paid a base annual salary of $220,000 and receives an annual incentive bonus payment. In addition, Mr. Landmann is entitled to: (a) reimbursement of reasonable and necessary expenses incurred in the interest of the business of ESSI; (b) a car allowance as determined by ESSI's board; (c) payment of Mr. Landmann's country club membership; and (d) participate in ESSI's medical, life insurance, accidental death, disability income, profit sharing trust and other employee benefits on the same basis as other employees as ESSI. The employment agreement also provides that, for ESSI's 2005 fiscal year, Mr. Landmann shall receive a stock option award based on 60,000 shares of ESSI common stock. If the agreement is terminated by ESSI other than for cause, Mr. Landmann is entitled to termination pay equal to his base salary upon the date of termination payable over 12 months. Additionally, during the 12-month period, Mr. Landmann (and his eligible family members) are entitled to continue to participate in and receive certain standard employee benefits.

The agreement prohibits Mr. Landmann from competing with ESSI for a period of two years after termination of employment. The agreement provides that if Mr. Landmann's employment is terminated under certain circumstances following a change in control of ESSI, Mr. Landmann is entitled to receive cash severance payments equal to his base salary payable over 12 months.

     CONSULTING AGREEMENTS

         ESSI has consulting agreements with certain former executive officers. The terms and conditions of those agreements with the Non-Executive Chairman of the Board and its former President, Business Development are summarized below.

         NON-EXECUTIVE CHAIRMAN OF THE BOARD. Mr. Shanahan retired as ESSI's executive Chairman on April 30, 2005 at which time the employment agreement executed on November 1, 2004 was terminated. Mr. Shanahan entered a consulting agreement, dated May 1, 2005, under which he provides consulting and advisory services pertaining to the business and operations of ESSI and serves as the Non-Executive Chairman of the Board. The initial term of the agreement continues through April 30, 2006 and the agreement automatically renews for an additional one-year period through April 30, 2007, unless terminated by Mr. Shanahan upon written notice at least 30 days prior to the expiration of the initial term. Thereafter, the agreement automatically renews for successive one-year periods unless terminated by either party upon written notice of at least 30 days prior to the expiration of the then-current term. The agreement may be terminated at any time by Mr. Shanahan upon not less than 30 days' written notice, or by ESSI at any time with or without cause.

         If the consulting agreement is terminated by ESSI without cause, Mr. Shanahan is entitled to receive all compensation and benefits through the latter of the expiration of the second term extending until April 30, 2007, or the renewal term in effect at the time of termination, and other such considerations as is expressly provided for in the agreement. Mr. Shanahan's consulting fee under the agreement is $62,500 per month. The agreement also provides for payments in the amount of $52,500 per month for 24 consecutive months to Mr. Shanahan's designated beneficiary if Mr. Shanahan's death occurs during the period that the agreement is in effect, as well as payments in the amount of $52,500 per month for a period not to exceed 60 consecutive months if Mr. Shanahan becomes disabled during the period that the agreement is in effect. Additionally, the agreement provides that, upon a termination of the agreement by Mr. Shanahan by written notice, or upon a termination by ESSI without cause, or in the event that either party determines not to renew the agreement for any reason, ESSI will pay Mr. Shanahan $52,500 per month for 24 months following termination of the agreement.

         In addition to the consulting fee, Mr. Shanahan is entitled to: (a) reimbursement of reasonable and necessary expenses incurred in the interest of the business of ESSI,; (b) a car allowance of not less than $1,800 per month: (c) participate in ESSI's medical and dental insurance programs along with his spouse for the duration of his life and the life of his spouse; and
(d) participate in ESSI's life insurance, accidental death and disability income benefit programs on the same basis as other executives of ESSI. The agreement also contains non-compete and non-diversion covenants that extend for so long as the agreement is in effect and during such period after any termination that Mr. Shanahan is receiving compensation from ESSI under the agreement.

         In the event that ESSI was sold or merged with another firm, Mr. Shanahan's previously existing employment agreement provided for a change in control benefit consisting of a lump sum cash payment in the amount of 2.99 times Mr. Shanahan's average annual compensation for his prior five fiscal years of employment with ESSI. In connection with the approval of the merger agreement with DRS, ESSI's board of directors approved the recommendation of the board's compensation committee for ESSI to pay a success fee of $5.0 million to Mr. Shanahan upon consummation of the merger. The payment will be made pursuant to a memorandum of understanding, dated April 30, 2005, between ESSI and Mr. Shanahan. The memorandum of understanding required ESSI to negotiate in good faith with Mr. Shanahan the amount of a reasonable success fee as compensation for Mr. Shanahan's consulting services, pursuant to his consulting agreement, in connection with a possible sale of ESSI.

         BUSINESS DEVELOPMENT CONSULTANT. ESSI's former President, Business Development, Ronald W. Davis, retired from this position in June 2005. Mr. Davis entered into a consulting agreement dated June 1, 2005 under which Mr. Davis provides consulting and advisory services pertaining to transitioning his prior position to a successor and other duties reasonably requested from ESSI's board from time to time. The initial term of the agreement continues through May 31, 2006. The agreement automatically renews for successive one-year periods unless terminated by either party upon written notice at least 30 days prior to the expiration of the current term. The agreement may be terminated at any time by Mr. Davis upon not less than 30 days' written notice, or by ESSI at any time with or without cause.

         Mr. Davis's consulting fee under the agreement is $210 per hour, or $1,680 per day if he performs services for eight or more hours on a given day. If the consulting agreement with Mr. Davis is terminated by ESSI without cause, Mr. Davis would be entitled to receive all compensation and benefits through the effective date of termination, along with $14,333 per month for 12 months following termination of the agreement.

         In addition to the consulting fee, Mr. Davis is entitled to: (a) reimbursement of reasonable and necessary expenses incurred in the interest of the business of ESSI; (b) a car allowance of not less than $1,000 per month; and (c) participate in ESSI's medical and dental insurance programs for the duration of his life and the life of his spouse. The agreement also contains non-compete and non-diversion covenants that extend for so long as the agreement is in effect and for two years after termination of the agreement.

EXECUTIVE COMPENSATION

         The following table sets forth the compensation for the past three fiscal years for the five most highly compensated executive officers for the fiscal year ended October 31, 2005:

SUMMARY COMPENSATION TABLE

                                                                                                 Securities
          Name and                                          Annual                               Underlying            All Other
     Principal Position                        Year         Salary            Bonus              Options (1)         Compensation
     ------------------                        ----         ------            -----              -----------         ------------
Michael F. Shanahan, Sr.                       2005         $625,000         $750,000                   0              $422,500(3)
Non-Executive Chairman (2)                     2004       $1,250,000       $1,500,000                   0              $341,700
                                               2003       $1,000,000       $1,500,000                   0              $301,300

Gerald A. Potthoff                             2005         $720,000               $0                   0              $893,500(4)
Vice Chairman and Chief                        2004         $550,000         $412,500              22,500            $1,426,600
Executive Officer                              2003         $500,000         $375,000              22,500              $268,600

Gary C. Gerhardt                               2005         $550,000         $267,300                   0               $50,500(5)
Vice Chairman                                  2004         $480,000         $360,000              22,500               $30,700
and Chief Financial                            2003         $400,000         $300,000              22,500               $29,600
Officer

Ronald W. Davis (6)                            2005         $280,000         $136,000                   0              $124,400(7)
President, Business                            2004         $430,000         $322,500              22,500               $44,100
Development                                    2003         $350,000         $262,500              22,500               $30,200

Daniel A. Rodrigues                            2005         $297,300         $121,500             142,500               $23,600(8)
President and Chief Operating Officer          2004         $220,000         $120,000              37,500               $18,600
                                               2003         $190,000         $122,500              45,000               $15,000

Dan D. Jura                                    2005         $207,600          $69,300              60,000               $31,200(9)
President, Business Development                2004         $175,000          $82,500              22,500               $21,500
                                               2003         $162,000          $76,500              33,750               $17,300

Steven J. Landmann                             2005         $198,500          $73,300              60,000               $28,600(10)
Senior Vice President, Controller and          2004         $170,000          $84,000              22,500               $16,100
Chief Accounting Officer                       2003         $162,000          $79,500              22,500               $15,300



--------
(1) All option amounts have been restated to reflect 3-for-2 stock splits effected in the form of 50% stock dividends on April 15, 2005 and October 31, 2003.

(2) Mr. Shanahan retired from his employment position as ESSI's Chairman of the Board of Directors on April 30, 2005 and his underlying employment agreement was terminated at that time. Compensation earned under the consulting agreement with Mr. Shanahan dated May 1, 2005 is included within "All Other Compensation."

 (3) This amount includes $18,900 pursuant to the benefit of life insurance premiums paid by ESSI on Mr. Shanahan's behalf; $13,900 of common stock contributed through the Engineered Support Systems, Inc. 401(k) and Employee Stock Ownership Plan; $375,000 in fees paid pursuant to Mr. Shanahan's consulting agreement; and $14,700 for reimbursement of personal expenses.

(4) This amount includes $861,000 accrued pursuant to Mr. Potthoff's employment agreement in connection with a Supplemental Executive Retirement Plan; $13,200 of life insurance premiums paid by ESSI on Mr. Potthoff's behalf; and, $19,300 for reimbursement of personal expenses.

(5) This amount includes $4,000 pursuant to the benefit of life insurance premiums paid by ESSI on Mr. Gerhardt's behalf; $13,900 of common stock contributed through the Engineered Support Systems, Inc. 401(k) and Employee Stock Ownership Plan; and $32,600 for reimbursement of personal expenses.

(6) Mr. Davis retired from his employment position as President, Business Development on June 1, 2005. Compensation earned under the consulting agreement dated June 1, 2005 is included within "All Other
     Compensation."

(7) This amount includes $9,500 pursuant to the benefit of life insurance premiums paid by ESSI on Mr. Davis' behalf; $13,900 of common stock contributed through the Engineered Support Systems, Inc. 401(k) and Employee Stock Ownership Plan; $17,900 for reimbursement of personal expenses; and $83,100 in fees paid pursuant to Mr. Davis' consulting agreement.

(8) This amount includes $1,200 pursuant to the benefit of life insurance premiums paid by ESSI on Mr. Rodrigues' behalf and $22,400 for reimbursement of personal expenses.

(9) This amount includes $600 pursuant to the benefit of life insurance premiums paid by ESSI on Mr. Jura's behalf; $13,900 of common stock contributed through the Engineered Support Systems, Inc. 401(k) and Employee Stock Ownership Plan; and $16,700 for reimbursement of personal expenses.

(10) This amount includes $400 pursuant to the benefit of life insurance premiums paid by ESSI on Mr. Landmann's behalf; $13,900 of common stock contributed through the Engineered Support Systems, Inc. 401(k) and Employee Stock Ownership Plan; and $14,300 for reimbursement of personal expenses.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning stock option grants made during the fiscal year ended October 31, 2005 to the individuals named in the Summary Compensation Table.



                                                                                                    Potential Realizable
                                                                                                      Value at Assumed
                                                                                                    Annual Rates of Stock
                                      Number of     Percent of                                       Price Appreciation
                                     Securities        Total                                         for Option Term (1)
                                     Underlying       Options        Exercise                    --------------------------
                                       Options      Granted in        Price       Expiration     5% Assumed     10% Assumed
       Name                            Granted      Fiscal Year     per Share        Date           Rate           Rate
       ----                            -------      -----------     ---------     ----------     ----------     -----------

Michael F. Shanahan, Sr.                   --            --%              --            --               --             --

Gerald A. Potthoff                         --            --%              --            --               --

Gary C. Gerhardt                           --            --%              --            --               --             --

Ronald W. Davis                            --            --%              --            --               --             --

Daniel A. Rodrigues                   142,500         11.07%          $35.57        7/5/10       $1,400,395     $3,094,507

Dan D. Jura                            60,000          4.67%          $35.57        7/5/10         $589,640     $1,302,950

Steven J. Landmann                     60,000          4.67%          $35.57        7/5/10         $589,640     $1,302,950

--------
         (1) The indicated 5% and 10% rates of appreciation are provided to comply with Securities and Exchange Commission regulations and do not necessarily reflect the views of ESSI's management as to the likely trend in the common stock price. Actual gains, if any, on stock option exercises and common stock holdings will be dependent on, among other things, the future performance of the common stock and overall market conditions. There can be no assurance that the amounts reflected above will be achieved. Additionally, these values do not take into consideration the option provision providing for non-transferability.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTION VALUES

         The following table sets forth information concerning the number of exercisable and unexercisable stock options at October 31, 2005 held by the individuals named in the Summary Compensation Table.

                                                                          Number of            Value of
                                                                         Securities           Unexercised
                                                                         Underlying          In-the-Money
                                           Number                          Options             Options
                                          of Shares                      at 10/31/05         at 10/31/05
                                         Acquired on       Value         Exercisable/        Exercisable/
       Name                               Exercise        Realized      Unexercisable       Unexercisable
       ----                               --------        --------      -------------       -------------

Michael F. Shanahan, Sr.                        --       $       --          0/0                $0 / $0

Gerald A. Potthoff                              --       $       --      833,907 / 0       $22,309,960 / $0

Gary C. Gerhardt                           210,938       $7,459,107      867,657 / 0       $24,769,491 / $0

Ronald W. Davis                            365,157       $8,416,342         0 / 0               $0 / $0

Daniel A. Rodrigues                             --       $       --      225,000 / 0         $771,132 / $0

Dan D. Jura                                     --       $       --      116,250 / 0         $511,242 / $0

Steven J. Landmann                              --       $       --      165,000 / 0        $2,050,947 / $0

RETIREMENT PLANS

         ESSI maintains a defined benefit pension plan providing retirement benefits for certain employees, including officers. Contributions are made on an actuarial group basis, and no specific amount of contributions is set aside for any individual participant. The following table sets forth the approximate annual pension benefit based on years of service and compensation and reflects dollar limitations under the Internal Revenue Code, as amended, which limits the annual benefits which may be paid from a tax-qualified retirement plan.

           Average Annual                              Defined Benefit Pension Plan Table
          Compensation for                          Approximate Annual Straight-Life Annuity
        the Five Consecutive                            Pension Upon Retirement at 65
         Calendar Years of                              -----------------------------
          the Last Ten for
          Which Compensa-              10 years       15 years      20 years       25 years       30 years
          tion is Highest             of Service     of Service    of Service     of Service     of Service
          ---------------             ----------     ----------    ----------     ----------     ----------

        100,000.............           $12,565        $18,848       $25,130        $31,413        $37,696
        200,000.............           $27,565        $41,348       $55,130        $68,913        $82,696
        210,000 and above...           $29,065        $43,598       $58,130        $72,663        $87,196


         Of the named executive officers, only Messrs Potthoff and Rodrigues participate in this plan. Estimated credited years of service are as follows: Mr. Potthoff, 31; Mr. Rodrigues, 29.

         The maximum benefit under the plan is $210,000. For purposes of the retirement plan, an employee's compensation is his Annual Compensation as set forth in the Summary Compensation Table.

         ESSI also maintains a Supplemental Executive Retirement Plan under which amounts in excess of the qualified plan limitations will be paid from the general funds of ESSI, pursuant to the terms of this plan.

           Average Annual                        Supplemental Executive Retirement Plan Table
          Compensation for                         Approximate Annual Straight-Life Annuity
        the Five Consecutive                           Pension Upon Retirement at 65
         Calendar Years of                             -----------------------------
          the Last Ten for
          Which Compensa-             10 years       15 years      20 years       25 years       30 years
          tion is Highest            of Service     of Service    of Service     of Service     of Service
          ---------------            ----------     ----------    ----------     ----------     ----------

        300,000.............          $ 13,500       $ 20,250     $ 27,000       $ 33,750        $ 40,500
        400,000.............            28,500         42,750       57,000         71,250          85,500
        500,000.............            43,500         65,250       87,000        108,750         130,500
        600,000.............            58,500         87,750      117,000        146,250         175,500
        700,000.............            73,500        110,250      147,000        183,750         220,500
        800,000.............            88,500        132,750      177,000        221,250         265,500
        900,000.............           103,500        155,250      207,000        258,750         310,500

         Of the named executive officers, only Mr. Potthoff is eligible to receive amounts pursuant to the Supplemental Executive Retirement Plan. Mr. Potthoff has 31 estimated credited years of service under the plan.

DIRECTORS FEES

         Directors who are not full-time employees of ESSI are paid $1,000 for each meeting of the Board and $500 for each meeting of the committee(s) on which they serve. Committee chairmen receive an additional $500 per meeting. Directors are also paid $2,800 per month during their term. Non-employee directors are reimbursed for expenses incurred in attending meetings.

         Non-employee directors also receive annual stock option awards in accordance with the Engineered Support Systems, Inc. 2002 Stock Option Plan for Non-Employee Directors. On March 1, 2005, Mssrs. Bush, Carns, Friel, Guilfoil, Kling, Lewi, Robertson, Saint, Shanahan, Jr. and Wims each received an option to acquire 8,438 shares of the Company's common stock at an exercise price of $37.17 per share. Mr. Schaefer received an option on that date to acquire 12,657 shares of the Company's common stock at the same price.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------    --------------------------------------------------------------

     BENEFICIAL OWNERSHIP OF COMMON STOCK OF THE COMPANY

         The table below sets forth the number of shares of common stock (the only class of outstanding securities of ESSI) held by each person known to beneficially own 5% or more of ESSI's outstanding common stock as of January 3, 2006.

       Name and Address of                       Shares of Common Stock           Percentage of Shares
        Beneficial Owner                          Beneficially Owned                 Outstanding(1)
        ----------------                          ------------------                 --------------

Neuberger Berman, Inc.
605 Third Avenue
New York, NY 10158                                   5,557,686 (2)                      13.24%

Deephaven Capital Management, LLC                    2,841,070 (3)                       6.77%
130 Cheshire Lane, Suite 102
Minnetonka, MN 55305

--------
(1) For purposes of this table, the calculation of the Percentage of Shares Outstanding is based on the number of shares of common stock outstanding as of January 3, 2006.

(2) The information provided herein is based on a Schedule 13G field by Neuberger Berman, Inc. with the SEC on February 16, 2005, reporting ownership of ESSI common stock as of December 31, 2004, adjusted for the three-for-two stock split effected by ESSI on April 15, 2005.

(3) The information provided herein is based on a Schedule 13G filed by Deephaven Capital Management, LLC with the SEC on January 3, 2006, reporting ownership of ESSI common stock as of December 5, 2005.

         The following table sets forth the number of shares of common stock beneficially owned by (a) each director, (b) each executive officer named in the Summary Compensation Table, and (c) all directors and executive officers as a group as of January 3, 2006:

                                                       Shares of Common
                                                            Stock
                                                         Beneficially         Percentage of Shares
    Name of Beneficial Owner                             Owned (1) (2)          Outstanding (3)
    ------------------------                             -------------          ---------------

Michael F. Shanahan, Sr.                                    693,895                  1.65%

Gerald A. Potthoff                                          926,977                  2.17%

Gary C. Gerhardt                                          1,040,119                  2.43%

Daniel A. Rodrigues                                         227,909                  *

Dan D. Jura                                                 117,076                  *

Steven J. Landmann                                          186,978                  *

Gregory P. Boyer                                                  0                  *

William H. T. Bush                                           88,595                  *

General Michael P.C. Carns                                   81,329                  *
 U.S. Air Force, Retired

MG George E. Friel                                           22,514                  *
 U.S. Army, Retired

Thomas J. Guilfoil                                          139,262                  *

S. Lee Kling                                                 97,885                  *

LTG Kenneth E. Lewi                                          81,905                  *
 U.S. Army, Retired

General Charles T. Robertson, Jr.                            25,313                  *
 U.S. Air Force, Retired

General Crosbie E. Saint                                     20,533
 U.S. Army, Retired

James A. Schaefer                                            12,657                  *

Michael F. Shanahan, Jr.                                    123,712                  *


Earl W. Wims, Ph.D.                                          38,621                  *

Ronald W. Davis                                               5,085                  *

All directors and executive officers                      5,294,538                  11.56%
 as a group (42 persons)



--------
* The Percentage of Shares Outstanding is less than one percent.

(1) Except as otherwise noted, each individual has sole voting and investment power with respect to shares listed above.

(2) Totals include the following shares issuable upon exercise of stock options that either are presently exercisable or exercisable within 60 days after December 20, 2005: Mr. Potthoff (833,907), Mr. Gerhardt (867,657), Mr. Rodrigues (225,000), Mr. Jura (116,250), Mr. Landmann
     (165,000), Mr. Bush (75,938), General Carns (75,938), MG Friel
     (16,875), Mr. Guilfoil (25,313), Mr. Kling (42,188), LTG Lewi (16,875),
     General Robertson, Jr. (25,313), General Saint (20,533), Mr. Schaefer (12,657), Mr. Shanahan, Jr. (16,875), Mr. Wims (16,875) and all
     directors and executive officers as a group (3,840,132).

(3) For purposes of this table, the calculation of the Percentage of Shares Outstanding is based on the number of shares of common stock outstanding as of January 3, 2006, increased by the assumed exercise of all options owned by the beneficial owners indicated.

EQUITY COMPENSATION PLAN INFORMATION

         Information regarding ESSI's equity compensation plans is included under Part II, Item 5 of this Annual Report on Form 10-K.

CHANGE IN CONTROL

         On September 21, 2005, ESSI and DRS entered into a definitive agreement which provides for the acquisition by DRS of all the outstanding common stock of ESSI for approximately $1.9 billion, or $43.00 per share (subject to possible adjustment), through a combination of cash and DRS common stock. Pending customary regulatory approvals and other closing conditions, including approval by ESSI and DRS shareholders, the transaction is expected to close before March 31, 2006.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------    ----------------------------------------------

         Huntleigh McGehee served as broker on substantially all of ESSI's insurance policies in fiscal 2005. Total commissions earned by Huntleigh McGehee on insurance premiums paid by ESSI in fiscal 2005 were $1,519,000. Michael F. Shanahan, Jr. owns a majority of Huntleigh McGehee's outstanding stock and has served as the President and Chief Executive Officer of Huntleigh McGehee since July 2004. As a result of contractual arrangements between Mr. Shanahan and the other stockholders of Huntleigh McGehee, Mr. Shanahan has not received any compensation, either as shareholder or officer of Huntleigh McGehee, as a result of insurance brokerage services paid by ESSI to Huntleigh McGehee in fiscal 2005. Mr. Shanahan is a director of ESSI, the son of Michael F. Shanahan, Sr., non-executive Chairman of the Board of ESSI, and the son-in-law of director Earl W. Wims.

         ESSI paid David D. Mattern $462,300 in fees during fiscal 2005 for his services as Secretary and General Counsel of ESSI. Mr. Mattern is the son-in-law of Michael F. Shanahan, Sr., non-executive Chairman of the Board of ESSI.

         The Audit Committee of the Board of Directors has formally approved all related party transactions.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------    --------------------------------------

         PricewaterhouseCoopers LLP, an independent registered public accounting firm, has been the auditors of the accounts of ESSI since 1991, including the fiscal year ended October 31, 2005.

         PricewaterhouseCoopers LLP has informed ESSI that it does not have any direct financial interest in ESSI and that it has not had any direct connection with ESSI as either a promoter, an underwriter, a director, an officer or an employee.

         The following table sets forth the aggregate fees for professional audit services for the audit of the financial statements for the fiscal years ended October 31, 2005 and 2004 and fees billed for other services during those fiscal years by PricewaterhouseCoopers LLP. All fees include in the table below have been pre-approved by the Audit Committee.

                                             2005          2004
                                             ----          ----
         Audit fees (1) ................  $1,190,000     $488,200
         Audit-related fees (2).........     291,500      153,225
         Tax fees (3)...................     221,870      234,550
         All other fees ................           -            -
                                          ----------     --------
         Total .........................  $1,703,370     $875,975
                                          ==========     ========

--------
(1) Audit fees consisted of audit work performed in the preparation of financial statements, including $580,000 and $0, respectively, for Sarbanes-Oxley Section 404 internal control procedures in fiscal 2005 and 2004, as well as work generally only the independent auditors can reasonably be expected to provide, such as statutory audits.

(2) Audit related fees consisted of the following: $68,000 and $82,400 in fiscal 2005 and 2004, respectively, for employee benefit plan audits; $2,500 and $2,500 in fiscal 2005 and 2004, respectively, for Form S-8 consents; $0 and $62,125, respectively, in fiscal 2005 and 2004 for readiness efforts related to Sarbanes-Oxley Section 404 internal control procedures; $11,000 and $0 in fiscal 2005 and 2004, respectively, related to Spacelink Form 8-K procedures; $200,000 in fiscal 2005 for services performed in connection with ESSI's pending merger transaction with DRS; and, $10,000 and $10,450 in fiscal 2005 and 2004, respectively, for out-of-pocket expenses.

(3) Tax fees consisted of assistance with matters related to tax compliance and consulting.

     POLICY REGARDING THE APPROVAL OF INDEPENDENT AUDITOR PROVISION
                       OF AUDIT AND NON-AUDIT SERVICES

         Consistent with Securities and Exchange Commission requirements regarding auditor independence, the Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Under the policy, the Committee must pre-approve services prior to commencement of the specified service. The requests for pre-approval are submitted to the Audit Committee by the Vice Chairman and Chief Financial Officer or his designee with a statement as to whether in their view the request is consistent with the Securities and Exchange Commission's rules on auditor independence.

                                   PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
--------    --------------------------------------------

  (a)(1) Financial Statements. See Item 8 above.

     (2) The following financial statement schedule is included as
         Exhibit 99.1.

     Schedule II -Valuation and Qualifying Accounts - years ended October 31, 2005, 2004 and 2003

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3) Exhibits.

         Lists of Exhibits (listed by numbers corresponding to exhibit table of Item 601 in regulation S-K)

         2.1 Agreement and Plan of Merger dated as of September 21, 2005, among Engineered Support Systems, Inc., DRS Technologies, Inc. and Maxco, Inc. (21)

         3.1      Articles of Incorporation of Engineered Support Systems,
                  Inc. (1)

         3.2      Amendment of Articles of Incorporation (5)

         3.3      Amendment of Articles of Incorporation

         3.4      Amended and Restated By-Laws of Engineered Support
                  Systems, Inc. (5)

         4.1 Amended and Restated Credit Agreement dated as of January 27, 2005 among Engineered Support Systems, Inc., as the Borrower, Bank of America, N.A. and the Other Lenders Party Hereto (3)

         4.2 Engineered Air Systems, Inc. Employee Stock Ownership Plan, subsequently renamed the Engineered Support Systems, Inc. Employee Stock Ownership Plan (4)

         4.3      Engineered Support Systems, Inc. 2000 Stock Option Plan (6)

         4.4 Engineered Support Systems, Inc. 2000 Stock Option Plan for Nonemployee Directors (7)

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

         4.10     Engineered Support Systems, Inc. 2003 Stock Option Plan (13)

         4.11 Engineered Support Systems, Inc. 2003 Non-Executive Stock Option Plan (14)

         4.12     Engineered Support Systems, Inc. 2004 Stock Option Plan (16)

         4.13 Engineered Support Systems, Inc. 2004 Non-Executive Stock Option Plan (17)

         4.14 Engineered Support Systems, Inc. 2005 Non-Executive Stock Option Plan (18)

         10.1     Employment Agreement with Gerald A. Potthoff (15)

         10.2     Employment Agreement with Gary C. Gerhardt (15)

         10.3     Employment Agreement with Daniel A. Rodrigues (19)

         10.4     Consulting Agreement with Michael F. Shanahan, Sr. (19)

         10.5     Consulting Agreement with Ronald W. Davis (20)

         10.6     Employment Agreement with Dan D. Jura

         10.7     Employment Agreement with Steven J. Landmann

         10.8     Form of Indemnification Agreement with Directors (2)

         10.9 Engineered Support Systems, Inc. Executive Incentive Performance Plan (15)

         10.10 Memorandum of Understanding, dated as of April 30, 2005, issued by Engineered Support Systems, Inc. to Michael F. Shanahan, Sr. (21)

         10.11 Form of Purchase Agreement by and between Engineered Support Systems, Inc. and Spacelink International LLC, Spacelink International LTD and SatComSolutions LLC dated December 9, 2004 (15)

         10.12    Form of Stock Purchase Agreement by and between
                  Prospective Computer Analysts Incorporated, Edward Wenger, The Lauren Wenger 2004 GRAT, The Eric Wenger 2004 GRAT, the Mitchell Wenger 2004 GRAT and Engineered Support Systems, Inc. (15)

         11       Statement Re: Computation of Earnings Per Share

         21       Subsidiaries of Registrant

         23 Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

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

                  (2) This information is incorporated by reference from Form 10-K Annual Report filed on January 30, 1989.

                  (3) This information is incorporated by reference from Form 8-K filed on February 2, 2005.

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

                  (15) This information is incorporated by reference from Form 10-K Annual Report filed on January 14, 2005.

                  (16) This information is incorporated by reference from Form S-8 registration statement, effective June 22, 2004, registration number 333-116743.

                  (17) This information is incorporated by reference from Form S-8 registration statement, effective June 22, 2004, registration number 333-116744.

                  (18) This information is incorporated by reference from Form S-8 registration statement, effective July 7, 2005, registration number 333-126442.

                  (19) This information is incorporated by reference from Form 8-K/A filed on May 6, 2005.

                  (20) This information is incorporated by reference from Form 8-K filed on June 22, 2005.

                  (21) This information incorporated by reference from Form 8-K filed on September 27, 2005.

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

                                     ENGINEERED SUPPORT SYSTEMS, INC.

Dated:  January 9, 2006              By: /s/ Gary C. Gerhardt
       -----------------                --------------------------------------
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

         SIGNATURE                          TITLE                       DATE
         ---------                          -----                       ----

/s/  Gerald A. Potthoff           Vice Chairman and,               January 9, 2006
--------------------------        Chief Executive Officer
     GERALD A. POTTHOFF           (Principal Executive Officer)



/s/  Gary C. Gerhardt             Vice Chairman and                January 9, 2006
--------------------------        Chief Financial Officer
     GARY C. GERHARDT             (Principal Financial
                                  Officer)



/s/  Steven J. Landmann           Vice President - Controller      January 9, 2006
---------------------------       and Chief Accounting
     STEVEN J. LANDMANN           Officer (Principal
                                  Accounting Officer)




                                      SIGNATURES
                                      ----------

         SIGNATURE                          TITLE                       DATE
         ---------                          -----                       ----

/s/ Michael F. Shanahan, Sr.      Non-Executive Chairman           January 9, 2006
------------------------------    and Director
    MICHAEL F. SHANAHAN, SR.


/s/  Gerald A. Potthoff           Director                         January 9, 2006
------------------------------
     GERALD A. POTTHOFF


/s/  Gary C. Gerhardt             Director                         January 9, 2006
------------------------------
     GARY C. GERHARDT


/s/  Gregory P. Boyer             Director                         January 9, 2006
------------------------------
     GREGORY P. BOYER


/s/  William H.T. Bush            Director                         January 9, 2006
------------------------------
     WILLIAM H.T. BUSH


/s/  Michael P.C. Carns           Director                         January 9, 2006
------------------------------
     MICHAEL P.C. CARNS


/s/  George E. Friel              Director                         January 9, 2006
------------------------------
     GEORGE E. FRIEL


/s/  Thomas J. Guilfoil           Director                         January 9, 2006
------------------------------
     THOMAS J. GUILFOIL


/s/  S. Lee Kling                 Director                         January 9, 2006
------------------------------
     S. LEE KLING


/s/  Kenneth E. Lewi              Director                         January 9, 2006
------------------------------
     KENNETH E. LEWI


/s/  Charles T. Robertson, Jr.    Director                         January 9, 2006
------------------------------
     CHARLES T. ROBERTSON, JR.


/s/  Crosbie E. Saint             Director                         January 9, 2006
------------------------------
     CROSBIE E. SAINT



         SIGNATURE                          TITLE                       DATE
         ---------                          -----                       ----


/s/  James A. Schaefer            Director                         January 9, 2006
------------------------------
     JAMES A. SCHAEFER


/s/  Michael F. Shanahan, Jr.     Director                         January 9, 2006
------------------------------
     MICHAEL F. SHANAHAN, JR.


/s/  Earl W. Wims                 Director                         January 9, 2006
------------------------------
     EARL W. WIMS

                      ENGINEERED SUPPORT SYSTEMS, INC.

                                EXHIBIT INDEX

Lists of Exhibits (listed by numbers corresponding to exhibit table of Item 601 in regulation S-K)

         2.1 Agreement and Plan of Merger dated as of September 21, 2005, among Engineered Support Systems, Inc., DRS Technologies, Inc. and Maxco, Inc. (21)

         3.1      Articles of Incorporation of Engineered Support Systems,
                  Inc. (1)

         3.2      Amendment of Articles of Incorporation (5)

         3.3      Amendment of Articles of Incorporation

         3.4      Amended and Restated By-Laws of Engineered Support
                  Systems, Inc. (5)

         4.1 Amended and Restated Credit Agreement dated as of January 27, 2005 among Engineered Support Systems, Inc., as the
                  Borrower, Bank of America, N.A. and the Other Lenders
                  Party Hereto (3)

         4.2 Engineered Air Systems, Inc. Employee Stock Ownership Plan, subsequently renamed the Engineered Support Systems, Inc. Employee Stock Ownership Plan (4)

         4.3      Engineered Support Systems, Inc. 2000 Stock Option Plan (6)

         4.4 Engineered Support Systems, Inc. 2000 Stock Option Plan for Non-Employee Directors (7)

         4.5      Engineered Support Systems, Inc. Employee Stock Purchase
                  Plan (8)

         4.6 Engineered Support Systems, Inc. Stock Purchase Plan for Non-Employee Directors (9)

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

         4.10     Engineered Support Systems, Inc. 2003 Stock Option Plan (13)

         4.11 Engineered Support Systems, Inc. 2003 Non-Executive Stock Option Plan (14)

         4.12     Engineered Support Systems, Inc. 2004 Stock Option Plan (16)

         4.13 Engineered Support Systems, Inc. 2004 Non-Executive Stock Option Plan (17)

         4.14 Engineered Support Systems, Inc. 2005 Non-Executive Stock Option Plan (18)

         10.1     Employment Agreement with Gerald A. Potthoff (15)

         10.2     Employment Agreement with Gary C. Gerhardt (15)

         10.3     Employment Agreement with Daniel A. Rodrigues (19)

         10.4     Consulting Agreement with Michael F. Shanahan, Sr. (19)

         10.5     Consulting Agreement with Ronald W. Davis (20)

         10.6     Employment Agreement with Dan D. Jura

         10.7     Employment Agreement with Steven J. Landmann

         10.8     Form of Indemnification Agreement with Directors (2)

         10.9 Engineered Support Systems, Inc. Executive Incentive Performance Plan (15)

         10.10 Memorandum of Understanding, dated as of April 30, 2005, issued by Engineered Support Systems, Inc. to Michael F. Shanahan, Sr. (21)

         10.11 Form of Purchase Agreement by and between Engineered Support Systems, Inc. and Spacelink International LLC, Spacelink International LTD and SatComSolutions LLC dated December 9, 2004 (15)

         10.12    Form of Stock Purchase Agreement by and between
                  Prospective Computer Analysts Incorporated, Edward Wenger, The Lauren Wenger 2004 GRAT, The Eric Wenger 2004 GRAT, the Mitchell Wenger 2004 GRAT and Engineered Support Systems, Inc. (15)

         11       Statement Re: Computation of Earnings Per Share

         21       Subsidiaries of Registrant

         23 Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

         31.3     Certification of Chief Executive Officer

         31.4     Certification of Chief Financial Officer

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

                  (2) This information is incorporated by reference from Form 10-K Annual Report filed on January 30, 1989.

                  (3) This information is incorporated by reference from Form 8-K filed February 2, 2005.

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

                  (15) This information is incorporated by reference from Form 10-K Annual Report filed on January 14, 2005.

                  (16) This information is incorporated by reference from Form S-8 registration statement, effective June 22, 2004, registration number 333-116743.

                  (17) This information is incorporated by reference from Form S-8 registration statement, effective June 22, 2004, registration number 333-116744.

                  (18) This information is incorporated by reference from Form S-8 registration statement, effective July 7, 2005, registration number 333-126442.

                  (19) This information is incorporated by reference from Form 8-K/A filed on May 6, 2005.

                  (20) This information is incorporated by reference from Form 8-K filed on June 22, 2005.

                  (21) This information incorporated by reference from Form 8-K filed on September 27, 2005.